Form 10QSB
period 2006-03-31
Fit For Business International Inc
filed 2006-05-22
CIK 1312623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________
                         Commission File No. 333-123176
                                 --------------

                      FIT FOR BUSINESS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)
                                 --------------

             Nevada                                       20-2008579
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 10/27 Mayneview St., Milton, Australia
(Address of principal executive offices)                 (Zip Code)


                                  61-7-33673355
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes ? No |X| Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 22, 2006: 20,870,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS



PART I-- FINANCIAL INFORMATION.................................................1
------------------------------
   Item 1.     Financial Information...........................................1
   -------     ---------------------
   Item 2.     Management's Discussion and Analysis or Plan of Operation.......2
   -------     ---------------------------------------------------------
   Item 3.     Controls and Procedures.........................................6
   -------     -----------------------
PART II - OTHER INFORMATION....................................................6
---------------------------
   Item 1.     Legal Proceedings...............................................6
   -------     ------------------
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....6
   -------     ------------------------------------------------------------
   Item 3.     Defaults Upon Senior Securities.................................6
   -------     --------------------------------
   Item 4.     Submission of Matters to a Vote of Security Holders.............6
   -------     ----------------------------------------------------
   Item 5.     Other Information...............................................7
   -------     ------------------
   Item 6.     Exhibits and Reports of Form 8-K................................7
   -------     ---------------------------------
SIGNATURES.....................................................................9
----------

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Information

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      INDEX TO INTERIM FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (Unaudited)


Financial Statements-

   Balance Sheet as of March 31, 2006........................................F-1

   Statements of Operations and Comprehensive (Loss) for the
     Three Months and Nine Months Ended March 31, 2006, and 2005, and
     Cumulative from Inception...............................................F-2

   Statements of Cash Flows for the Nine Months Ended
     March 31, 2006, and 2005, and Cumulative from Inception.................F-3

   Notes to Financial Statements for the Nine Months Ended
     March 31, 2006, and 2005, and Cumulative from Inception.................F-5

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                              AS OF MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                        2006
                                                                    -----------
Current Assets:
  Cash on hand and in bank                                          $        93
  Accounts Receivable-
    Trade                                                                  --
    License fee                                                         375,250
  Inventory                                                               1,323
                                                                    -----------

                 Total current assets                                   376,666
                                                                    -----------

Property and Equipment:
  Web site development costs                                              7,394
  Office and computer equipment                                           1,692
  Furniture and fixtures                                                    171
  Developed software applications                                        37,389
                                                                    -----------

                                                                         46,646
  Less - Accumulated depreciation and amortization                      (11,286)
                                                                    -----------

                 Net property and equipment                              35,360
                                                                    -----------

Other Assets:
  Trademark                                                                 213
  Less - Accumulated amortization                                          (160)
  Deferred offering costs                                               126,900
                                                                    -----------

                 Total other assets                                     126,953
                                                                    -----------

Total Assets                                                        $   538,979
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
  Checks in excess of bank balance                                  $       793
  Accounts payable - Trade                                               72,977
  Accrued liabilities                                                   253,349
  Loans from related parties                                             99,768
  Deferred revenue - License fee                                        500,000
                                                                    -----------

                 Total current liabilities                              926,887
                                                                    -----------

Promissory Note:
  Promissory note - Elontraion Pty. Ltd., 5% per annum, due
    December 31, 2009, unsecured                                         17,775

Promissory Notes and Accrued Interest Subject to Rescission:
  Promissory notes - Fort Street Equity, Inc., 5% per annum, due
    December 31, 2009, and accrued interest, unsecured                  134,912
                                                                    -----------

Total Liabilities                                                     1,079,574
                                                                    -----------

Commitments and Contingencies

Stockholders' (Deficit):
  Preferred stock, par value $.001 per share; 10,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                   1,000
  Common stock, par value $.001, 100,000,000 shares
    authorized; 20,870,000 shares issued and outstanding                 20,870
  Additional paid-in capital                                            771,733
  Accumulated other comprehensive (loss)                                 (5,640)
  (Deficit) accumulated during the development stage                 (1,328,558)
                                                                    -----------

                 Total stockholders' (deficit)                         (540,595)
                                                                    -----------

Total Liabilities and Stockholders' (Deficit)                       $   538,979
                                                                    ===========



                 The accompanying notes to financial statements
                   are an integral part of this balance sheet.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                          MARCH 31, 2006, AND 2005, AND
                  CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                             THROUGH MARCH 31, 2006
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                   March 31,                     March 31,              Cumulative
                                                          ---------------------------   ---------------------------        From
                                                              2006           2005           2006           2005          Inception
                                                          ------------   ------------   ------------   ------------    ------------
Revenues:
  Sales of products and services                          $      3,456   $      3,284   $      8,369   $      8,711    $     27,715
                                                          ------------   ------------   ------------   ------------    ------------

              Total revenues                                     3,456          3,284          8,369          8,711          27,715
                                                          ------------   ------------   ------------   ------------    ------------

Cost of Goods Sold:
  Cost of goods sold                                             3,940          1,224          5,932          3,888          13,955
                                                          ------------   ------------   ------------   ------------    ------------

Gross Profit (Loss)                                               (484)         2,060          2,437          4,823          13,760
                                                          ------------   ------------   ------------   ------------    ------------

Expenses:
  Selling, general and administrative-
     Wages, compensation and related taxes                     121,981         56,031        188,053         85,438         517,233
     Legal, accounting and consulting fees                      82,613         13,766         91,166        202,457         327,145
     Compensation - Issuance of employee stock options            --             --           54,751           --            54,751
     Advertising and promotion                                    --            4,628            103         30,503          40,317
     Depreciation and amortization                               2,303            569          6,775          1,495          11,603
     Write-off of deferred offering costs                         --             --             --             --            79,685
     Office rent and common area costs                           4,106           --           12,535           --            28,706
     Training and development                                       (4)        12,422            670         25,473          26,143
     Travel, meals and lodging                                      15          8,996          1,835         29,489          35,090
     Other                                                       6,305         10,237         24,406         28,007         183,099
     Realized foreign exchange adjustments                       5,538          1,874         13,397         46,175          19,819
                                                          ------------   ------------   ------------   ------------    ------------

              Total selling, general and
                administrative expenses                        222,857        108,523        393,691        449,037       1,323,591
                                                          ------------   ------------   ------------   ------------    ------------

(Loss) from Operations                                        (223,341)      (106,463)      (391,254)      (444,214)     (1,309,831)

Other Income (Expense)                                          (1,982)           139         (5,161)        (5,022)        (18,727)

Provision for income taxes                                        --             --             --             --              --
                                                          ------------   ------------   ------------   ------------    ------------

Net (Loss)                                                $   (225,323)  $   (106,324)  $   (396,415)  $   (449,236)   $ (1,328,558)
                                                          ------------   ------------   ------------   ------------    ------------

Comprehensive (Loss):
  Australian currency translation                               19,375          4,513         32,591          1,315          (5,640)
                                                          ------------   ------------   ------------   ------------    ------------

Total Comprehensive (Loss)                                $   (205,948)  $   (101,811)  $   (363,824)  $   (447,921)   $ (1,334,198)
                                                          ============   ============   ============   ============    ============

(Loss) Per Common Share:
  (Loss) per common share - Basic and Diluted             $      (0.01)  $      (0.01)  $      (0.02)  $      (0.02)
                                                          ============   ============   ============   ============

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                           20,870,000     20,870,000     20,870,000     20,446,548
                                                          ============   ============   ============   ============

               The accompanying notes to financial statements are
                      an integral part of these statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
           FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                             THROUGH MARCH 31, 2006
                                   (Unaudited)
                                                                          Nine Months Ended
                                                                              March 31,             Cumulative
                                                                     --------------------------        From
                                                                         2006           2005        Inception
                                                                     -----------    -----------    -----------
Operating Activities:
  Net (loss)                                                         $  (396,415)   $  (449,236)   $(1,328,558)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
     Depreciation and amortization                                         6,079          1,891         11,446
     Write-off of deferred offering costs                                   --             --           77,000
     Employee compensation paid by issued shares                            --           23,384        220,000
     Consulting services paid by issued shares                              --          132,500        132,500
     Compensation - Issuance of employee stock options                    54,751           --           54,751
     Interest on promissory notes converted to paid-in capital              --            5,698         13,801
       Changes in net assets and liabilities-
         Accounts receivable                                                --          117,524        124,750
         Inventory                                                         1,879         (2,433)        (1,323)
         Accounts payable - trade                                         25,671         47,379         72,977
         Accrued liabilities and other                                   159,326         68,882        253,350
         Accrued interest subject to rescission                            4,581           --            4,736
                                                                     -----------    -----------    -----------

Net Cash Provided by (Used in) Operating Activities                     (144,128)       (54,411)      (364,570)
                                                                     -----------    -----------    -----------

Investing Activities:
  Purchases of and adjustments to property and equipment                   2,815         (1,811)        (1,863)
  Payment for Australian trademark                                            15            (24)          (213)
  Expenditures for web site development costs                             (2,441)          (519)        (7,394)
  Expenditures for software development in progress                         --          (40,502)       (37,389)
                                                                     -----------    -----------    -----------

Net Cash (Used in) Investing Activities                                      389        (42,856)       (46,859)
                                                                     -----------    -----------    -----------

Financing Activities:
  Proceeds from issuance of convertible notes                               --          180,000        365,000
  Checks in excess of bank balance                                          (815)          --              793
  Proceeds from loans - related parties                                   44,226         70,220        394,103
  Payments on loans - related parties                                    (15,604)      (100,582)      (294,335)
  Proceeds from loan - former director                                      --             --            7,500
  Proceeds from issuance of promissory notes subject to rescission        96,126           --          130,176
  Proceeds from issuance of promissory note                               17,775           --           17,775
  Payments of deferred offering costs                                    (34,147)       (48,254)      (203,900)
  Proceeds from issuance of capital stock                                   --             --               50
                                                                     -----------    -----------    -----------

Net Cash Provided by Financing Activities                                107,561        101,384        417,162
                                                                     -----------    -----------    -----------

Effect of Exchange Rate Changes on Cash                                   32,591          1,315         (5,640)
                                                                     -----------    -----------    -----------

Net Increase (Decrease) in Cash                                           (3,587)         5,432             93

Cash - Beginning of Period                                                 3,680            137           --
                                                                     -----------    -----------    -----------

Cash - End of Period                                                 $        93    $     5,569    $        93
                                                                     ===========    ===========    ===========



               The accompanying notes to financial statements are
                      an integral part of these statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
           FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                             THROUGH MARCH 31, 2006
                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         $        10    $      --      $       209
                                                                     ===========    ===========    ===========

    Income taxes                                                     $      --      $      --      $      --
                                                                     ===========    ===========    ===========


Supplemental Information of Noncash Investing and Financing Activities:

      On September 14, 2004, the Company entered into an Exchange Agreement with FFB Australia whereby FFBI acquired all of the issued and outstanding capital stock of FFB Australia (81 shares) in exchange for 15,000,000 shares of common stock and 1,000,000 shares of preferred stock of the Company. As a result of the Exchange Agreement, the stockholders of FFB Australia control FFBI, and FFB Australia has been deemed to have effected a reverse merger for financial reporting purposes. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFBI and FFB Australia brought forward at their historical bases.

      On September 20, 2004, the Company issued 420,000 shares of common stock with value of $140,000 in connection with the conversion of certain Notes and accrued interest.

      On September 29, 2004, the Company issued 450,000 shares of common stock with a value of $225,000 in connection with the conversion of the remainder of the Notes and accrued interest.

      On September 14, 2004, accrued employee compensation of $220,000 was satisfied with the issuance 440,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, a loan to the Company of $7,500 by a former director was satisfied with the issuance of 15,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, accrued consulting services of $20,000 were satisfied with the issuance of 40,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, accrued consulting services of $112,500 were satisfied with the issuance of 225,000 shares of common stock provided personally by an officer and director of the Company.

      During the three months ended September 30, 2005, a principal stockholder of the Company issued 290,996 stock options to purchase a like number of shares of common stock to two employees of the Company. The value of the stock options issued amounted to $54,751 which was recorded as a charge to operations as employee compensation with a corresponding increase in additional paid-in capital.




               The accompanying notes to financial statements are
                      an integral part of these statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

(1)      Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Fit For Business International, Inc. ("FFBI" or the "Company") is a Nevada corporation in the development stage of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. ("Herbalife"). The accompanying financial statements of FFBI were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a deemed reverse merger between FFBI and Fit For Business (Australia) Pty Limited ("FFB Australia"), which was effected on September 14, 2004.

Prior to the completion of the deemed reverse merger, FFBI was a dormant corporation with no assets or operations (essentially since its organization on May 30, 2001, and incorporation on July 31, 2001). The Company was originally incorporated under the name of Elli Tsab, Inc. On April 7, 2004, the name of the Company was changed to Patient Data Corporation. On January 13, 2005, the name of the Company was again changed to Fit For Business International, Inc. in order to better reflect the current business plan.

FFB Australia was organized as an Australian private company on December 14, 1998, and subsequently began certain marketing studies and corporate awareness programs to obtain customers for its products and services. In October 2003, FFB Australia initiated a capital formation activity through the private placement of certain convertible promissory notes which provided, through September 14, 2004, proceeds of $365,000. Subsequent to the completion of the deemed reverse merger, the liability associated with the convertible promissory notes was assumed by the Company. Thereafter, all of the promissory notes were converted into shares of common stock of FFBI.

In addition, in November 2003, FFB Australia commenced a capital formation activity to effect a deemed reverse merger with a corporation validly organized in the United States for the purpose of completing a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raising capital from the issuance of common stock in the public markets of up to $4.5 million. The initial capital formation activity through a deemed reverse merger and the issuance of common stock was unsuccessful. Subsequently, FFB Australia completed a deemed reverse merger with the Company, and FFBI has completed of a registration of its common stock with the SEC pertaining to a second capital formation activity.

Prior to September 14, 2004, FFB Australia, aside from the capital formation and marketing activities described above, incurred other development stage operating costs and expenses related to its organization as an entity, receipt of a trademark in Australia for the name and related logo of Fit For Business, formation of a management team, accounting and tax preparation fees, consulting fees, travel, and other general and administrative expenses. For additional information relating to the development stage activities of the Company, see
Note 2.

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 4), and its stockholders

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


currently have voting control of FFBI, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2006, and the operations for the three-month and nine-month periods ended March 31, 2006, and 2005, and for the period from inception (December 14, 1998) through March 31, 2006, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

   Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2006, for the three-month and nine-month periods ended March 31, 2006, and 2005, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2006, and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2006, and 2005, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2006. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements contained in its Registration Statement on Form SB-2 dated February 10, 2006, for additional information, including significant accounting policies.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

Accounts receivable consist of amounts due from sales of its products and services, a license agreement, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2006, no allowance for doubtful accounts was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

   Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from planned operations. It has derived revenues principally from the sale of services related to wellness programs, and the sale of nutritional products, literature and training materials. The Company has also entered into a license agreement for Australia and New Zealand which entitles the licensee to provide a distribution network for the Company, use its logo and software, and market and promote its products and services. Revenue will be derived over the term of the license agreement once all terms and conditions have been met. Revenues are recognized by major categories under the following policies:

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


For specific wellness program services, such as health risk assessment services, fitness programs, educational and other programs, and contracts pertaining to such services, revenue is realized as services are provided. Contracts for wellness program services are evidenced in writing, and as services are rendered, invoices for such services are rendered in accordance with contract terms.

For sales of literature, training materials, and nutritional products, revenue is realized upon shipment to the customer and there are no unfulfilled company elements related to a customer's order. Orders for literature, materials and nutritional products are evidenced in writing on customer and call center order documents. Payments are provided in cash, check or by credit card at the time orders are placed with the Company.

For license agreements, revenue is realized from licensing activities related to various countries and geographic regions, which entitle licensees to provide a distribution network for the Company, the use of the Company logo, software and training materials, and the rights to market and promote the services of the Company. Revenue from such agreements is realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties. Under terms for delayed payment, the Company may require further assurances of payment under contract terms such as credit report information, and entity and personal guarantees.

   Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2006, FFBI had capitalized $7,394 related to its web site development.

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of March 31, 2006, the Company had capitalized $37,389 for projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of March 31, 2006, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


   Trademark

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

   Advertising Costs

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the nine-month periods ended March 31, 2006, and 2005, advertising costs amounted to $103 and $30,503, respectively.

   Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

         Computer and office equipment               5 years
         Furniture and fixtures                     10 years
         Internal web site development costs         3 years
         Developed Software                          5 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

   Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated (see Note 4).

   Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended March 31, 2006, and 2005, and cumulative from inception (December 14, 1998) through March 31, 2006, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

   Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, Foreign Currency Translation ("SFAS 52"). The Company's functional currency is the Australian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2006, the Company did not have any financial instruments requiring the estimate of fair value.

   Stock-Based Compensation

The Company uses the fair value method to account for non-employee stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and FASB Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under the fair value method, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company accounts for the fair value of stock options granted to employees, or stock options granted by a principal stockholder to employees, under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." During the three-months ended September 30, 2005, Fort Street Equity, Inc., as a principal stockholder, provided stock option grants on behalf of the Company to two employees which are described in Note 4.

   Concentrations of Risk

As of March 31, 2006, the Company had a material off-balance sheet risk with regards to its dependence upon Herbalife as its sole source of supply for the purchase of nutritional supplements related to its planned wellness programs.

No customer accounted for more than 10 percent of total revenues for the periods ended March 31, 2006, and 2005.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2006, and revenues and expenses for the periods ended March 31, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of March 31, 2006, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company is pursuing various sources of equity financing, and plans to raise approximately $4.5 million through the exercise of stock options and private investment in public equity ("PIPE") financing of its common stock. The exercise of stock options and the completion of PIPE financing are being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities will be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

While management of the Company believes that the Company will be successful in its capital formation and operating activities, there can be no assurance that the Company will be able to raise $4.5 million in equity capital through its current SEC related activities, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of March 31, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Convertible Debt

In November 2003, FFBI began a capital formation activity through the private placement of up to 200 unsecured convertible promissory notes (the "Note" or "Notes"). Under the terms of the private placement subscription agreement, the minimum unit participation was one unit per Note valued at $5,000. Multiple units could be acquired under the terms of a single Note. The Notes issued for the units stated a maturity date of November 30, 2004, and provided for an interest rate of ten percent (10%) per annum, payable upon redemption. None of the Notes were issued to officers, directors, or employees of FFBI.

The Notes were convertible into 10,000 shares of common stock per unit at any time prior to maturity at the option of the note holder, or, if called by FFBI, then automatically in the event of a public offering of shares. No value was

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


associated with the conversion feature of the Notes. FFBI structured an incentive program with the first eleven subscribers to the private placement for the Notes, and provided an additional 1/2 unit of value for each unit subscribed. As such, as of September 14, 2004, FFBI had received and recorded proceeds of $365,000 under the private placement in exchange for the Notes with 87 units for the calculation of conversion into common stock (870,000 shares of common stock), and accrued interest in the amount of $13,801. The liability for the Notes was assumed by the Company as a result of the Exchange Agreement.

On September 20, 2004, the Company, pursuant to a planned public offering of its common stock, called and converted Notes with a unit value of 42 units into 420,000 shares of common stock. The transaction was valued at $0.33 per share of common stock for a total of $140,000. Further, on September 29, 2004, the remaining Notes with a unit value of 45 units were called and converted by the Company into 450,000 shares of common stock. The transaction was valued at $0.50 per share of common stock for a total of $225,000. The value of the conversion transactions in excess of the par value of the common stock issued, including accrued interest, has been presented as additional paid-in capital in the accompanying balance sheet as of March 31, 2006.

(4)      Common Stock Transactions and Capital Formation

   Issuance of Common Stock

On May 30, 2001, FFBI issued 5,000,000 shares of its common stock to former officers and directors of the Company for services rendered. The value of the services rendered was $5,000. This transaction, along with the accumulated (deficit) of FFBI, made up the components of the reverse merger related to the recapitalization of FFBI common stock.

   Stock Exchange Agreement

On September 14, 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with FFB Australia, whereby FFBI acquired all of the issued and outstanding capital stock of FFB Australia (81 shares) in exchange for 15,000,000 shares of common stock and 1,000,000 shares of preferred stock of the Company. Both the common stock and preferred stock of FFBI have a par value of $.001. The shares of preferred stock are non-participating, but each share is entitled to fifty (50) votes in a general meeting of the stockholders. As a result of the Exchange Agreement, the stockholders of FFB Australia control FFBI, and FFB Australia has been deemed to have effected a reverse merger for financial reporting purposes as of the date of the Exchange Agreement. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFBI and FFB Australia brought forward at their historical bases. As a result of the Exchange Agreement, consulting fees were accrued in the amount of $112,500 to Messrs. Mitchell Stough and Kevin Murray for services rendered in connection with the completion of the transaction under separate letter agreements executed with Mr. Mark A. Poulsen, as principal stockholder of the Company (see Other Transactions below).

   Conversion of Notes

On September 20, 2004, the Company issued 420,000 shares of its common stock with a value of $140,000 in connection with the conversion of certain Notes and accrued interest (see Note 3).

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


On September 29, 2004, the Company issued 450,000 shares of its common stock with a value of $225,000 in connection with the conversion of the remainder of the Notes and accrued interest (see Note 3).

   Stock Option Agreement and Stock Options Granted by Principal Stockholder

On July 25, 2004, the Company issued 2,000,000 options to Fort Street Equity, Inc. (see below) to purchase the same number of shares of its common stock for $10,000 in cash. The option period was initially through December 31, 2005, but was subsequently extended to September 30, 2006, by the Board of Directors of the Company. The exercise price of the options is the higher of $0.50 per share or the average trading price of the Company's common stock over the preceding ten business days prior to exercise of the options, less a discount of 40 percent.

During the three-months ended September 30, 2005, Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 290,996 options on behalf of the Company to two employees to acquire a like number of shares of common stock of the Company. The principal stockholder charged the grantees a total of $62,520 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 9.

The exercise price of each option granted amounted to $0.50, which equaled the market price of the Company's common stock on the date of each stock option grant. On the dates of grant, the stock options were fully-vested and exercisable. The initial expiration date of the options granted was December 31, 2005. However, such date was subsequently extended to September 30, 2006, by the Board of Directors of the Company.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

        Average       Expected    Expected   Employee/          Life
       Risk-Free     Volatility   Dividend   onemployee       of the
     Interest Rate    of Stock     Yield     Exit Rate        Options
     -------------   ----------   --------   ----------   ---------------

         3.81%         135.3%        0%         0%        43.9% of 1 year

Total compensation expense for the nine-month period ended March 31, 2006, amounted to $54,751. This amount has been charged to operations and recognized as a contribution to additional paid-in capital for the period.

The following tables summarize information about stock options outstanding and exercisable as of March 31, 2006:

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


                                  Stock Options Outstanding
                       ------------------------------------------------
                                       Weighted-Ave.
                         Number of       Remaining       Weighted-Ave.
          Exercise        Shares        Contractual         Exercise
           Price        Outstanding    Life in Years         Price
        -------------  -------------  ---------------   ---------------

           $0.50         2,000,000         0.25             $0.50

                                   Stock Options Exercisable
                       -----------------------------------------------
                        Range of       Number of        Weighted-Ave.
                        Exercise         Shares            Exercise
                         Prices       Excercisable          Price
                       ----------    --------------    ---------------

                         $0.50         2,000,000            $0.50


   Other Transactions

From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement, L.R. Global received 500,000 shares of common stock. Mr. Poulsen also issued shares of common stock that he received from the Exchange Agreement to satisfy the liabilities of the Company assumed by FFBI related to the compensation of six individuals. FFBI recognized the satisfaction of such liabilities by Mr. Poulsen as additional paid-in capital.

The Company also owed Wayne Hoskin, a former director of the Company, the amount of $7,500 as of September 14, 2004. The obligation resulted from a loan made to the Company. Mr. Hoskin agreed to accept 15,000 shares of common stock of FFBI in full satisfaction of this obligation. From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement, Mr. Hoskin received 15,000 shares of common stock valued at $7,500. FFBI recognized the satisfaction of this liability by Mr. Poulsen as additional paid-in capital.

The Company also owed Donald Howell Wild, a former note holder and current stockholder of the Company, the amount of $20,000 for services rendered related to the private placement of Notes (see Note 3). From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement, on September 14, 2004, Mr. Wild received 40,000 shares of common stock valued at $20,000. FFBI recognized the satisfaction of this liability by Mr. Poulsen as additional paid-in capital.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


The Company also owed Messrs. Mitchell Stough and Kevin Murray, consultants engaged to complete the Exchange Agreement, the amount of $112,500 for services rendered. Messrs. Stough and Murray were engaged to complete the Exchange Agreement under separate letter agreements with Mr. Mark A. Poulsen, as principal stockholder of the Company. From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement, on September 14, 2004, Messrs. Stough and Murray, through their respective nominees, received 225,000 shares of common stock valued at $112,500. FFBI recognized the satisfaction of this liability by Mr. Poulsen as additional paid-in capital. Mr. Stough is the Managing Director of Fort Street Equity, Inc. (see Capital Formation Activity below).

   Capital Formation Activity

On November 10, 2003, FFBI entered into an agreement with Fort Street Equity, Inc. ("Fort Street"), a Cayman Islands company, whereby Fort Street would assist FFBI with the following: (i) the identification of a corporation validly organized in the United States with which the Company could realize a deemed reverse merger; and (ii) the completion and filing of a Registration Statement on Form SB-2 with the SEC for the purpose of raising capital from the issuance of common stock in the public markets of up to $4.5 million.

FFBI paid Fort Street two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by FFBI and Fort Street was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, FFBI expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs. FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC was completed in March 2006. During the nine-month period ended March 31, 2006, the Company incurred an additional $34,147 in legal, accounting, and filing fees related to the second capital formation activity. As a result, as of March 31, 2006, the Company had $126,900 of deferred offering costs which were comprised of legal and accounting fees paid, and other professional and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.

(5)      Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2006, and 2005, was as follows (using a 34 percent effective Federal income tax rate):

                                                 2006          2005
                                              ----------    ----------

        Current Tax Provision:
          Federal-
            Taxable income                    $     --      $     --
                                              ----------    ----------

               Total current tax provision    $     --      $     --
                                              ==========    ==========

                                                 2006          2005
                                              ----------    ----------
        Deferred Tax Provision:
          Federal-
            Loss carryforwards                $  134,800    $  152,700
            Change in valuation allowance       (134,800)     (152,700)
                                              ----------    ----------

               Total deferred tax provision   $     --      $     --
                                              ==========    ==========

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


The Company had deferred income tax assets as of March 31, 2006, as follows:

                                               2006
                                           -----------
    Loss carryforwards                     $   451,700
    Less - Valuation allowance                (451,700)
                                           -----------

       Total net deferred tax assets       $      --
                                           ===========

As of March 31, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,328,500 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of March 31, 2006, the Company owed $18,652 to this entity. This amount owed to this entity was for working capital provided, is non-interest bearing, and has no terms for repayment.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of March 31, 2006, the Company owed $75,764 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of March 31, 2006, the Company owed $695 to Mark A. and Karen Poulsen for expenses incurred on behalf of the Company. Mr. Poulsen is the President and Chief Executive Officer of the Company. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of March 31, 2006, the Company owed $4,657 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

Donald Howell Wild, a former note holder and current stockholder of the Company (see Note 4), is the uncle of Linda Wild, also a former note holder and current stockholder of the Company. In addition, Mr. Wild is the father of Laraine Richardson, a principal in the Company of L.R. Global Marketing Pty. Ltd., which entity entered into a License Agreement with the Company on August 24, 2004 (see

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)

Note 8). Mr. Wild also assisted the Company with the private placement of the Notes by marketing the placement, and was responsible for the subscription agreements of several note holders. Mr. Wild's services were valued at $20,000. The liability to Mr. Wild was satisfied by the transfer of 40,000 shares of common stock of FFBI directly to him from the shares received from the Exchange Agreement by Mark A. Poulsen, President and Chief Executive Officer of the Company, at a value of $.50 per share. FFBI credited paid-in capital for the value of the accrued liability satisfied by Mr. Poulsen.

As described in Note 3, the Company completed a private placement of Notes to thirty individuals and entities with proceeds amounting to $365,000, and subsequently converted the Notes to 870,000 shares of common stock of FFBI. Of the thirty individuals and entities that subscribed to the private placement offering of Notes, twelve parties are considered both account executives (part of the independent marketing group of the Company) and independent Herbalife distributors, and six of the parties are only independent Herbalife distributors. Mark A. Poulsen, President and Chief Executive Officer of the Company, is also an independent Herbalife distributor.

(7)      Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109," ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

(8)      License Agreement

On August 24, 2004, the Company entered into a non-assignable license agreement (the "License Agreement") with L.R. Global Marketing Pty. Ltd. ("L.R. Global"). Pursuant to the License Agreement, L.R. Global has the right or license, for a period of ten years, to use of the Company's logo, management information system, and other material within Australia and New Zealand. L.R. Global will assist in identifying new clients for the Company, and recruiting account executive and customer service representatives. Under the terms of the License Agreement, L.R. Global was obligated to pay the Company $500,000 on or before December 31, 2004, for the grant of the license. As of December 31, 2004, L.R. Global had only paid $117,750 toward the fee for the license, and was in default under the License Agreement.

On January 14, 2005, the Company and L.R. Global entered into an extension agreement whereby the terms of the License Agreement for payment of the remaining amount of the $500,000 license fee were extended to May 31, 2005. As of May 31, 2005, the balance of the License Agreement fees had not been paid, and L.R. Global was in default under the License Agreement and amendment.

Subsequently, on June 14, 2005, the Company and L.R. Global entered into a second extension whereby the terms of the License Agreement were amended as follows: (i) for consideration of $7,000 paid by L.R. Global as a partial payment of the license fee, the due date for the payment of the remaining balance of the license fee was extended to a date within sixty (60) days following the first date on which the common stock of the Company is quoted on the OTC Bulletin Board or other recognized stock exchange; and, (ii) the two principals of L.R. Global, Laraine Richardson and Dianne Waghorne, provided personal guarantees to the Company for payment of the remaining balance of the license fee in the event that the balance owed is not repaid by L.R. Global.

The delay experienced in collecting the remaining amount of the license fee from L.R. Global is due primarily to the extended period of time required by the Company to complete its capital formation activities, including the effective date of its Registration Statement on Form SB-2 with the SEC. The principals of L.R. Global have informed the management of the Company that L.R. Global entered into the License Agreement with the understanding that the Company would implement its plan of operations (including the completion of its capital formation activities) in February 2005. At that time, L.R. Global was committed to provide additional sales and marketing resources, and pay the remaining amount of the license fee due. As a result of additional discussions with the principals of L.R. Global and review of available credit information, management of the Company believes that: (i) L.R. Global will honor the terms of the License Agreement, and has sufficient operations and financial resources to pay

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


the remaining amount owed to the Company, (ii) complete payment of the license fee will be accomplished under the terms of the second extension agreement dated June 14, 2005, and (iii) the personal guarantees of the principals of L.R. Global provide sufficient additional assurance of collectibility under Australian law. As of May 18, 2006, there have been no modifications to the second extension agreement to the License Agreement, or changes in any of its terms.

Due to the matters described above pertaining to the completion of its capital formation activities, the Company has not recognized revenue from the License Agreement for the periods ended March 31, 2006, and 2005.

As described in Note 4 above, from the shares issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement, L.R. Global received 500,000 shares of common stock. The purpose of the transfer was to further involve L.R. Global in the Company as a stockholder, and to provide an incentive for L.R. Global to perform under the License Agreement. Management of the Company maintains that the transfer of shares of common stock to L.R. Global by Mark A. Poulsen was a private transaction between the parties, and not part of the Exchange Agreement to be recognized in the financial statements of the Company.

(9)      Promissory Notes - Fort Street Equity, Inc.

On May 10, 2005, the Ralston Superannuation Fund ("Ralston Fund") entered into an Option Purchase Agreement with Fort Street whereby the Ralston Fund agreed to purchase 100,000 stock options of the Company held by Fort Street for the amount of $19,050. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. The Trustee for the Ralston Fund is Leanne Ralston, the wife of Prins A. Ralston. Mr. Ralston is the Senior Vice President and Chief Operating Officer of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated May 11, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On June 14, 2005, Mr. Bruce Gilling, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Mr. Gilling agreed to purchase 50,000 stock options of the Company held by Fort Street for the amount of $15,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated June 19, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On July 1, 2005, Therese Mulherin, a part-time employee of the Company, entered into two Option Purchase Agreements with Fort Street whereby the Ms. Mulherin agreed to purchase 277,576 stock options of the Company held by Fort Street for $60,240. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of two separate promissory notes dated July 1, 2005. Each promissory note is unsecured, and carries an interest rate of five
(5) percent per annum. The maturity date of the notes, together with any remaining interest, is December 31, 2009. Interest payments on the promissory notes are payable to Fort Street bi-annually and at the maturity date of the obligations.

On August 19, 2005, Mr. Mark Hoey, a stockholder of the Company, entered into an Option Purchase Agreement with Fort Street whereby Mr. Hoey agreed to purchase 66,666 stock options of the Company held by Fort Street for the amount of $20,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On August 26, 2005, the Kelly Superannuation Fund, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 16,666 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On September 14, 2005, Sandra L. Wendt, Vice President and Chief Financial Officer of the Company, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 13,420 stock options of the Company held by Fort Street for the amount of $2,280. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 14, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On September 23, 2005, Keith Appleby, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 16,666 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 23, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On September 26, 2005, Neil Wendt, a related party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 25,000 stock options of the Company held by Fort Street for the amount of $7,500. The stock options entitle the holder to purchase a like number of shares of common stock of the Company.

Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 26, 2005. The Company received the proceeds from the promissory note in early October 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On November 28, 2005, Elontraion Pty. Ltd., an unrelated Australian private company, loaned $18,252 to the Company under the terms of a promissory note. This promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The proceeds from the promissory note were used for working capital purposes. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Elontraion Pty. Ltd. bi-annually and at the maturity date of the obligation.

(10)     Commitments and Contingencies

For each fiscal year since inception, the Company has recognized as compensation expense the ongoing contribution of time and effort of six individuals, two of which, currently serve as officers of the Company. Such individuals have provided their time and effort without formal compensation by the Company which in certain instances dates back to 1998. For the period ended December 31, 2004, the Company recorded accrued compensation expense amounting to $23,384. Through September 14, 2004, the total liability for employee compensation amounted to $220,000. This obligation was satisfied by the transfer of 440,000 shares of common stock of FFBI directly to the individuals from the shares received from the Exchange Agreement by Mark A. Poulsen, President and Chief Executive Officer of the Company, at a value of $.50 per share. FFBI credited paid-in capital for the value of the accrued compensation satisfied by Mr. Poulsen.

On September 21, 2004, the Company entered into a contract with Insource Pty. Ltd., a related party, for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to approximately $30,500, which was subsequently increased by approximately $10,000, and the estimated duration of the contract term was 14 weeks. Further, under the terms of the contract, a down payment of $3,500 was to be made, followed by weekly progress payments of approximately $1,930. The estimated term of the contract was subsequently extended to the end of June

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2006, AND 2005
                                   (Unaudited)


2005, and certain additional features were added to the computerized systems applications. The Company completed the software development project on July 21, 2005, and placed the software in service. The cost of the software project amounted to $37,389, and has been reflected as "Developed software applications" in the accompanying balance sheet.

On November 28, 2004, the Company entered into a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. that provided for an effective date of July 1, 2004. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the nine-month period ended March 31, 2006, the Company accrued $12,535 in office rent and common area costs pertaining to this agreement.

On February 1, 2005, the Company also entered into a registered agent arrangement with Incorp. Services, Inc. whereby Incorp. agreed to act as the registered agent for the State of Nevada, and to provide certain virtual office, office facility use, and administrative services to the Company for a fee of $1,495 per year.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $130,176, and accrued interest of $4,736, as of March 31, 2006, as amounts subject to rescission in the accompanying balance sheet.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Forward-Looking Statements
--------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview
--------

Fit For Business International, Inc. ("FFBI" or the "Company") is a Nevada corporation in the development stage having a mission to improve the wellness and productivity of people in the workplace. FFBI provides products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; and (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age.

Fit For Business (Australia) Pty Limited ("Subsidiary") was organized as an Australian private company on December 14, 1998, and subsequently began certain marketing studies and corporate awareness programs to obtain customers for its products and services. In October 2003, Subsidiary initiated a capital formation activity through the private placement of certain convertible promissory notes which provided, through September 14, 2004, proceeds of $365,000. Subsequent to the completion of the reverse merger between FFBI and Subsidiary, the liability associated with the convertible promissory notes was assumed by the Company. Thereafter, all of the promissory notes were converted into shares of common stock of FFBI.

In addition, in November 2003, Subsidiary commenced a capital formation activity to effect a reverse merger with a corporation validly organized in the United States for the purpose of completing a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raising capital from the issuance of common stock in the public markets of up to $4.5 million. The initial capital formation activity through a deemed reverse merger and the issuance of common stock was unsuccessful. Subsequently, Subsidiary completed a reverse merger with FFBI, and FFBI is currently undertaking a second capital formation activity of the same type.

Prior to September 14, 2004, Subsidiary, aside from the capital formation and marketing activities described above, incurred other development stage operating costs and expenses related to its organization as an entity, receipt of a trademark in Australia for its name and related logo, formation of a management team, accounting and tax preparation fees, consulting fees, travel, and other general and administrative expenses.

On September 14, 2004, FFBI entered into a Share Exchange Agreement (the "Exchange Agreement") with Subsidiary, whereby FFBI acquired all of the issued and outstanding capital stock of Subsidiary (81 shares) in exchange for 15,000,000 shares of common stock and 1,000,000 shares of preferred stock of the Company. Both the common stock and the preferred stock of FFBI have a par value of $.001. The shares of preferred stock are non-participating, but each share is entitled to fifty (50) votes in a general meeting of the stockholders. As a result of the Exchange Agreement, the stockholders of Subsidiary control FFBI, and Subsidiary has been deemed to have effected a reverse merger for financial reporting purposes as of the date of the Exchange Agreement. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFBI and Subsidiary brought forward at their historical bases.

Liquidity and Capital Resources
-------------------------------

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2006, we had a working capital deficit of $(540,595) and an accumulated deficit of $(1,328,558). There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the period ended March 31,2006, we derived revenues from the sale of programs to corporate and living well customers.

Our footnotes for the period ended March 31,2006, contains an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds in this offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

With our main revenues likely to be generated from the sale of our wellness programs to corporations and government departments, we will be concentrating on sales efforts with those corporations most likely to purchase our programs. Market research will be conducted to identify those corporations most likely to purchase our programs following which the sales process can take anywhere from 3 to 12 months to complete. Corporations and government departments class our programs as mainly employee benefits programs. If economic circumstances become tight, corporations tend to reduce their expenditures on employee benefits programs and this will have a detrimental impact on our revenues.

Other trends that have a material effect on our revenues, plan of operations and the results of our operations include our market's tendency to be aware of health issues and the desire of the majority of those in our market to maintain or improve their current level of health and personal well being. Currently, those in Australia and New Zealand are very much aware of the importance of good health and physical fitness. Our products and services rely on this awareness and desire. These trends result in part from government education programs and also from social pressures to look well and be physically active. While there is no indication that these trends will decline, there is no assurance that these trends will continue and if they were to cease or become less prevalent, our results will be materially affected.

Critical Accounting Policies
----------------------------

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 of the notes to financial statements, "Significant Accounting Policies". Certain critical policies are presented below.

Revenue Recognition
-------------------

We are in the development stage and have yet to realize significant revenues from planned operations. We have derived revenues principally from the sale of services related to wellness programs, literature and training materials. We have also entered into a license agreement for Australia and New Zealand which entitles the licensee to provide a distribution network for us, use our logo and software, and market and promote our products and services. Revenue will be derived over the term of the license agreement once all terms and conditions have been met. Revenues are recognized by major categories under the following policies:

For specific wellness program services, such as health risk assessment services, fitness programs, educational and other programs, and contracts pertaining to such services, revenue is realized as services are provided. Contracts for wellness program services are evidenced in writing, and as services are rendered, invoices for such services are rendered in accordance with contract terms.

For sales of literature and training materials, revenue is realized upon shipment to the customer and there are no unfulfilled company elements related to a customer's order. Orders for literature and materials are evidenced in writing on customer and call center order documents. Payments are provided in cash, check or by credit card at the time orders are placed with us.

For license agreements, revenue is realized from licensing activities related to various countries and geographic regions, which entitle licensees to provide a distribution network for us, the use of our logo, software and training materials, and the rights to market and promote our services. Revenue from such agreements is realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties. Under terms for delayed payment, we may require further assurances of payment under contract terms such as credit report information, and entity and personal guarantees.

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of our web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by us and amortized to expense over the web site's estimated useful life or period of benefit.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under State of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), we capitalize external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), we capitalize costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.

Foreign Currency
----------------

The Company accounts for foreign currency translation pursuant to SFAS No. 52, Foreign Currency Translation ("SFAS 52"). The Company's functional currency is the Australian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Translation adjustments are included in accumulated comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

As a result of such currency fluctuations and the conversion to United States dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual or quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations.

Accounting for Income Taxes
---------------------------

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than those presented in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Results of Operations
---------------------

PERIOD ENDED MARCH 31, 2006, COMPARED TO THE PERIOD ENDED MARCH 31, 2005.

Revenues
--------

Total revenues for the period ended March 31, 2006, amounted to $3,456 compared to revenues of $3,284 for the same period ended March 31, 2005. The small increase in revenues resulted from increase revenues from the sales of wellness programs.

Cost of Goods Sold
------------------

Cost of goods sold increased to $3,940 for the period ended March 31, 2006 as compared to $1,224 for the same period ended March 31, 2005. The increase was due to an increase in sales of the Company's Herbalife nutritional products.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the period ended March 31, 2006 were $222,857 compared to $108,523 for the same period ended March 31, 2006. The decrease from an operational point of view was attributed to cost containment resulting in a decrease relating to non-offering related professional, accounting and consulting fees, advertising and promotion cost, travel, telephone and office expenses. However, additional salaries, compensation and related payroll tax expenses of $121,981 were incurred for the quarter ended March 31, 2006. These expenses resulted from the impact of salaries related to employment agreements with officers and directors. The Company also realized $5,538 in foreign exchange loss adjustments during the period ended March 31, 2006, compared to realized foreign exchange losses of $1,874 for the same period in 2005.

Other Income (Expense)
----------------------

For the period ended March 31, 2006, other (expense) consisted of interest expense of $(1,982) related to accrued interest from promissory notes due to Fort Street. For the same fiscal period ended March 31, 2005, other income consisted of $139.

Net (LoRW
ss)

Net (loss) for the period ended March 31, 2006, amounted to $(225,323), compared to $(106,324) for the same period ended March 31,2005. The increase of the net
(loss) resulted primarily from the overall increase in selling, general and administrative expenses, described above.

Comprehensive Income (Loss) - Australian Currency Translation
-------------------------------------------------------------

For the period ended March 31, 2006, comprehensive income related to Australian currency translation amounted to $19,375, compared to a comprehensive income of $4,513 for the same fiscal period in 2005.

Total Comprehensive (Loss)
--------------------------

For the period ended March 31, 2006, we experienced a comprehensive (loss) of $(205,948), compared to a comprehensive (loss) of $(101,811) for the same fiscal period in 2005. The reduction in the total comprehensive (loss) resulted primarily from the overall decrease in selling, general and administrative expenses for the period.

Off Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls
----------------------------

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither our parent company nor our subsidiary, or any of their properties, is a party to any pending legal proceeding. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five per cent (5%) of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

         (a)    Reports on Form 8-K and Form 8K-A

                None.

         (b)    Exhibits

Method of Filing                                  Exhibit Number     Exhibit Title

Incorporated  by  reference  to Exhibit 3.1 to          3.1          Certificate of Incorporation
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).

Incorporated  by reference  to Exhibit  3.1(a)        3.1(a)         Certificate  of  Amendment to  Certificate  of
to  our   Amendment   No.   1  to  Form   SB-2                       Incorporation
registration statement on May 4,
2005 (SEC File No. 333-123176).

Incorporated  by  reference  to Exhibit 3.3 to          3.2          By-Laws
our Amendment No. 3 to Form SB-2  registration
statement on August
1, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.1 to         10.1          Exchange  Agreement  dated September 5th, 2004
our Form SB-2 registration  statement on March                       between  us and Fit For  Business  (Australia)
7, 2005 (SEC File No. 333-123176).                                   Pty Limited

Incorporated  by  reference to Exhibit 10.2 to         10.2          Stock  Option  Agreement  dated July 25,  2004
our Form SB-2 registration  statement on March                       between  us  and  Fort  Street  Equity,   Inc.
7, 2005 (SEC File No. 333-123176).                                   (subscription agreement)

Incorporated  by reference  to Exhibit  10.2.1        10.2.1         Stock Option Extension Letter
to  our   Amendment   No.   8  to  Form   SB-2
registration  statement  on December  30, 2005
(SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.3 to         10.3          License  Agreement with L.R. Global  Marketing
our Form SB-2 registration  statement on March                       Pty Ltd. and Extension Agreement
7, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.4 to         10.4          Employment Agreement - Mark A. Poulsen
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.5 to         10.5          Employment Agreement - Anthony F. Head
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).


Incorporated  by  reference to Exhibit 10.6 to         10.6          Employment Agreement - Prins A. Ralston
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.7 to         10.7          Employment Agreement - Sandra L. Wendt
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.8 to         10.8          Agreement with Insource Pty Ltd.
our Form SB-2 registration  statement on March
7, 2005 (SEC File No. 333-123176).

Incorporated  by  reference to Exhibit 10.9 to         10.9          Two (2)  Promissory  Notes  with  Fort  Street
our Amendment No. 3 to Form SB-2  registration                       Equity both dated July 1, 2005
statement  on  August  1,  2005  (SEC File No.
333-123176).

Incorporated  by  reference to Exhibit 10.9 to        10.9.1         Five (5)  Promissory  Notes  with Fort  Street
our Amendment No. 5 to Form SB-2  registration                       Equity dated as follows:  September  14, 2005;
statement on September  26, 2005 (SEC File No.                       two (2) dated August 29, 2005;  June 19, 2005;
333-123176).                                                         and May 11, 2005 (4)

Incorporated  by  reference to Exhibit 10.9 to        10.9.2         Two (2)  Promissory  Notes  with  Fort  Street
our Amendment No. 8 to Form SB-2  registration                       Equity dated as follows:  September  23, 2005;
statement  on December  30, 2005 (SEC File No.                       and September 26, 2005.
333-123176).

                                                        14           Code of Ethics

                                                       31.1          Certification  of Mark A. Poulsen  pursuant to
                                                                     18 U.S.C.  Section 1350 as adopted pursuant to
                                                                     Section 302 of the Sarbanes-Oxley Act of 2002.

                                                       31.2          Certification  of Sandra Wendt  pursuant to 18
                                                                     U.S.C.  Section  1350 as adopted  pursuant  to
                                                                     Section 302 of the Sarbanes-Oxley Act of 2002.

                                                       32.1          Certification  of Mark A. Poulsen  pursuant to
                                                                     18 U.S.C.  Section 1350 as adopted pursuant to
                                                                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                                       32.2          Certification  of Sandra Wendt  pursuant to 18
                                                                     U.S.C.  Section  1350 as adopted  pursuant  to
                                                                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                 FIT FOR BUSINESS INTERNATIONAL, INC.

Date: May 22, 2006               By: /s/  Mark A. Poulsen
                                     --------------------
                                 Mark A. Poulsen
                                 Chief Executive Officer, President, and
                                 Chairman of the Board of Directors


Date: May 22, 2006               By: /s/ Sandra Wendt
                                    -----------------
                                 Sandra Wendt
                                 Chief Financial Officer
                                 Principal Accounting Officer