Form 10KSB
period 2006-06-30
Fit For Business International Inc
filed 2006-10-24
CIK 1312623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB
                          ----------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                  June 30, 2006

                           Commission File #333-108690

                      FIT FOR BUSINESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   20-2008579
                      (IRS Employer Identification Number)

                10/27 Mayneview St. Milton Australia      4064
              (Address of principal executive offices) (Zip Code)

                                  61-7-33673355
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Title of each class                 Name of each exchange on which registered


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes |_|      No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|      No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended June 30, 2006: $9,622

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 15, 2006, was: $559,603.92

Number of shares of the registrant's common stock outstanding as of October 3, 2006 is: 20,971,000

The Transfer Agent for the Company is Standard Transfer.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were organized on May 30, 2001, and incorporated in the State of Nevada on July 31, 2001, under the name Elli Tsab, Inc.

On May 30, 2001, we issued 5,000,000 shares of our common stock at par value of $.001 per share to former officers and directors of the Company for incorporation services rendered valued at $5,000 and as founders of the Company.

We changed our name to Patient Data Corporation on April 15, 2004, and we also increased our authorized capital to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share.

On July 25, 2004, we issued 2,000,000 options to Fort Street Equity, Inc. (a Cayman Islands company) to purchase the same number of shares of our common stock for $10,000 in cash. The option period was originally through December 31, 2005. However, it has been extended through March 31, 2006. The exercise price of the options is the higher of $0.50 per share or the average trading price of our common stock over the preceding ten (10) business days prior to exercise of the options, less a discount of forty (40%) percent.

On November 10, 2003, our Subsidiary entered into an agreement with Fort Street Equity, Inc. ("Fort Street") whereby Fort Street would assist with the following: (i) the identification of a corporation validly organized in the United States with which Subsidiary could realize a deemed reverse merger; and
(ii) the completion and filing of a Registration Statement on Form SB-2 with the SEC for the purpose of raising capital from the issuance of common stock in the public markets of up to $4.5 million.

Subsidiary paid Fort Street two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by Subsidiary and Fort Street was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, Subsidiary expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs. With Fort Street, Subsidiary initiated a second capital formation activity that resulted in the Exchange Agreement as described below, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006.

On September 14, 2004, we entered into an exchange agreement and acquired 100% of the issued and outstanding capital shares of Subsidiary. Fit For Business (Australia) Pty Limited was incorporated on December 14, 1998, in the State of Queensland, Australia. All shares of Subsidiary were owned by Mark A. Poulsen and Mark A. Poulsen & Associates Pty. Ltd. Our operations are conducted through our Subsidiary which delivers services and products to the workplace health and safety industry in Australia.

In exchange for all of the issued and outstanding shares of Subsidiary, we issued an aggregate of 15,000,000 of our common shares and 1,000,000 of our preferred shares to the shareholders of Subsidiary, Mark A. Poulsen and Mark A. Poulsen & Associates Pty. Ltd. Mark A. Poulsen and Mark A. Poulsen & Associates Pty. Ltd. subsequently transferred some of their common shares to other individuals and entities, as detailed herein. In addition, the exchange agreement included the following terms: (1) Mark A. Poulsen would be elected as the only director; (2) the company would change its name to "Fit for Business International, Inc." In this transaction, there were no finders fees paid and no compensation paid, directly or indirectly.

On January 13, 2005, we changed our name to Fit For Business International, Inc. in order to better reflect our new business plan.

During the year ended June 30, 2005, we entered into a License Agreement with L.R. Global. We have yet to realize any revenues from that License Agreement. The term of the License Agreement with L.R. Global is ten years. Over the period of the license, we expect to realize license fee revenues of $500,000.

Our web site is located at www.fitforbusiness.com.au

Our business model addresses the alarming health statistics of individuals in westernized countries. For example, the Australian Institute of Health and Welfare last year revealed that 60 per cent(1) of Australian adults are overweight and over 90 per cent(2) have at least one modifiable risk factor for heart, stroke and vascular disease. These statistics are reflected in the Australian workforce(3). Further, the combination of an aging workforce, falling birth rates and increased demand for workers makes it imperative that Corporations guide employees in modifying the risk factors that could prevent them from making a long and productive contribution within the workforce. The Australian National Audit Office has reported that, many businesses have recognized the need to intervene by introducing programs that include absence management techniques such as leave banks and health initiatives such as influenza injections, gym programs, yoga and stress management(4).

The US Department of Health and Human Services has reported that innovative employers are providing their employees with a variety of work-site-based health promotion and disease prevention programs. These programs have been shown to improve employee health, increase productivity and yield a significant return on investment for the employer. In their report, "Prevention makes Common Cents" they profile some of the nationally awarded and successful wellness programs in America such as those of Motorola, DaimlerChrysler and Caterpillar and some of the key program features including health risk appraisals, health screenings, targeted education programs, support for employees throughout the process of lifestyle change, smoking cessation, weight management, fitness activities, individual counseling, and tracking/monitoring/reporting(5).

The FFBI approach to promoting wellness amongst employees reflects many of the features which have proved successful in corporations like Motorola, DaimlerChrysler and Caterpillar(6). FFBI delivers an integrated work-site based program tailored to the needs of the business. The FFBI program involves the following features:

a.   health risk assessment,
b.   health education focused on the identified health risks,
c.   behavior  modification techniques,
d.   nutritional supplements for optimal nutrition and weight management
e.   a walking based fitness program,
f. individual counseling of employees to support and motivate them as they make positive lifestyle changes,
g.   smoking cessation program,
h.   preventative measures such as inoculations,
i.   regular monitoring of results and reporting.

Potential investors should be aware that to date, FFBI does not have any case studies to demonstrate the efficacy of our specific programs in delivering improved wellness to individuals or improved productivity to corporations.

FFBI backs all programs with friendly, fully-trained customer service representatives who use state-of-the-art occupational health and safety web based information and communications systems to support, record and report on progress of people on the programs. This ensures ongoing support and encouragement to both the individual and the corporation.

It would be FFBIs analysis that within three to five years, workplace wellness programs like those being proposed by FFBI will become the norm(7) as businesses increasingly recognize the benefits of greater productivity, happier employees, less sickness and absenteeism, and a better profitability(8).
---------------------
1 Australian Heart Foundation, "Heart Stroke & Vascular diseases Australian Facts 2004" pg 2 http://www.heartfoundation.com.au/index.cfm?page=19, visited on 31 May 2005
2 As Above
3 Australian Heart Foundation, "The shifting burden of cardiovascular disease in Australia 2005"pg 26 http://www.heartfoundation.com.au/index.cfm?page=20
4 The Auditor General Audit Report #52 2002-2003, "Absence management in the Australian Public Service" pg 68, 30 June 2003, http://www.anao.gov.au/WebSite.nsf/Publications/BD2FEAB022F0A678CA256D4B000F5DFD
5 US Department of Health and Human Services "Prevention Makes Common Cents", Executive Summary, September 2003 http://aspe.hhsgov/health/prevention/prevention.pdf visited on 31 May 2005
6 US Department of Health and Human Services "Prevention Makes Common Cents", Executive Summary, September 2003 http://aspe.hhsgov/health/prevention/prevention.pdf visited on 31 May 2005
7 US Department of Health and Human Services "Prevention Makes Common Cents", Page 22&23, September 2003 http://aspe.hhsgov/health/prevention/prevention.pdf visited on 31 May 2005
8 Ozminkowski RJ, Ling D, Goetzel RZ, Bruno JA, Rutter KR, Izaac F, Wang S. "Long-term impact of Johnson & Johnson`s health and wellness program on health care utilization and expenditures." Journal of Occupational and Environmental Medicine. 2002; 44:21-29

FFBI's business plan sees it licensing prime distributors, known as "Licensees", in the countries that it targets. The Licensees will need to be very successful long-term business people with existing networks of account executives and customer service representatives. Each account executive and customer service representative will be individually required to contract with FFBI as independent account executives or customer service representatives. FFBI earns its revenues through the licensing fees as well as, on average, earning a 15% margin on programs delivered to corporate customers. The key to the business model is that corporate customers contract with FFBI and pay for the purchase of the programs for their employees. The successful implementation of the business plan will be dependent on our ability to meet the challenges of developing a management team capable of not only the development of the various programs but also brand management and the implementation of specific marketing strategies. These strategies will include the utilization of specific existing distributors currently in the business of marketing nutritional and wellness programs. As well, we will be employing our own account executives to offer our services and programs to our various target markets.

Additionally, it will be necessary to educate the target market and build relationships with corporate customers in order to demonstrate the commercial benefits of the Fit For Business wellness programs.

Our business plan has two major components or programs which involve products and services for:

     (1)  "Corporate Wellness;" and
     (2)  "Living Well."

Market Opportunities

The Fit For Business Programs are currently marketed to two major target markets:

     1. Corporate Wellness Solutions - targeted to small/medium/large corporations;
     2. Living Well Solutions - targeted primarily to retirement village groups and individual seniors.

Marketing is conducted via several methods:

     1.   Targeted media advertising and events;
     2.   Direct mail; and
     3.   Relationship marketing

Potential investors should be aware that to date FFBI has not conducted any feasibility studies to demonstrate the efficacy of our business strategy.

CORPORATE WELLNESS SOLUTION PROGRAM

Under this component of the business plan, we are focused on delivering products and services to make the corporate workplace healthier. The goal is that a healthier workplace increases productivity and reduces absenteeism and stress, and therefore, increases bottom line profits for employers. Our main objective is to be a market leader in the Corporate Wellness arena.

Our approach to tackling the wellness issues faced by corporations employees is to initially concentrate on nutrition and physical activity to replace bad eating habits with goods ones. FFBI assists the employee to aim to undertake this behavior modification within the first 21 days, usually the length of time taken to break a habit.

Following which FFBI can introduce other wellness components of the corporations choice, through FFBI, and our partner providers or through working with providers of the corporations choice - but always monitored and followed up through our web based information system and customer service representatives.

FFBI delivers an initial Corporate wellness program that includes:
     o Profiling of the business including the physical requirements of the major roles within the work place
     o Introductory seminar on the aims and goals of the FFBI program and on what good nutrition entails
     o A profile of all individual employees on the program and referral to appropriate medical/service providers
     o    Physical activity program
     o    Nutrition program including menu planning
     o Non-intrusive follow-up/coaching of all individuals at the 1, 3, 7, 14, 28 days and then monthly
     o    Actively working with employees to monitor and report on progress
     o Providing ongoing educational material (as agreed) via electronic or hardcopy means

The balanced nutritional program provided by FFBI and for which the products are supplied by Herbalife can consist of:
     o    protein, vitamins, minerals, herbs and dietary fibre
     o    B6 supplement
     o    Vitamin and Mineral supplement
     o    Vitamin C Supplement

Plus we can provide other targeted products from the Herbalife range of nutritional products:
     o Florafibre, Natures Raw Guarana, Chitosan, Lifeline - Omega 3, Xtra-Cal, RoseOx (antioxidant), Tang Kuei, Protein powder and so on.

FFBI offers a variety of programs which includes the above services and appropriate products, ranging in price from $85.00 (AUS. $115.00) to $210.67 (AUS. $285.00) per individual employee per month.

The benefits for corporations undertaking the FFBI programs can include:
     o    that employees feel better about themselves and have more energy;
     o    reduced absenteeism rates;
     o    reduced staff turnover;
     o    improved productivity; and
     o    reduced health services costs.

The benefits for individuals undertaking the FFBI programs can include:
     o    Reducing the chance of excess unpaid sick leave;
     o Improving health which may reduce the cost of personal health/medical expenses;
     o    Savings on the costs of meals;
     o Having more energy and stamina to meet the demands of work and life in general; and
     o    Having the program costs totally paid for by the employer.

Potential investors should be aware that to date FFBI has not conducted any studies to determine the efficacy of our programs and there are no guarantees that our programs will provide the benefits indicated above.

Potential corporate customers are identified through a process of gathering and analyzing business information and data by our marketing and account executives.

The Corporate Wellness Solution program is then marketed directly to the target companies ("customers") via the account executives. The account executives have previous experience in sales and are trained in the Fit For Business Program methodology on how to approach potential corporate customers, when information is required by customers, how to best present the information, and how to close the sale.

We also have a separate training manual, provided on CD to all account executives, which provides detailed training on how each separate market is to be targeted, as well as detailed information on follow up, reporting, and other procedures.

Once a corporate customer has agreed to participate in the program, our Account Executive prepare an agreement, with our assistance, to be presented to the customer. On signing of the agreement, the individual employees of the customer are interviewed by our customer service representative to advise the correct program for their use. The customer is then invoiced for the full retail value of three (3) month's program for all employees who will be utilizing the program. The in principle structure of our pricing policy is as follow:
     a. 40% is allocated to direct program consumables, such as inoculations, pedometer, nutritional supplements, participant rewards, participant information packs and so forth;
     b. 10% is allocated to indirect program cost such an allocation for overheads, quality assurance, management information systems and so forth;
     c. 35% is allocated to compensate the customer service representatives who implement the program and coach/monitor the individuals on the program; and
     d. 15% is the gross margin that we aim to attain on any program sales and out of which we pay sales commissions.

Each corporate customer's employee receives follow-up at the 1, 3, 7, 14, 21 days and then weekly from the fully trained customer service representative to ensure compliance with the program. This follow-up process ensures that individual employees obtain positive results, assists them in forming positive habits, and helps them to stay on the program, which benefits us as well as the customer.

The customer receives initially weekly, and then monthly, reports from the Account Executive showing the progress of the applicants. This information is also recorded onto the Web based Fit For Business Customer Follow-up program. Through the Web based Fit For Business management information system, we are able to gauge the results achieved by the employees of various customers as well as our customer service representatives.

CORPORATE WELLNESS SOLUTION PROGRAM

The FFBI business model for delivering the wellness solution program to the corporate market place sees:
     o the FFBI corporate entity delivering the marketing, support and quality assurance services to the sales team;
     o the sales team comprising the licensee and the independent and employed account executives, undertaking the corporate sales activities and securing sales;
     o the customer service representatives delivering the services and products to the employees of the corporations.

Typically an Account Executive would source the corporations/retirement villages, make the initial contact, present the FFB program, and negotiate the contract.

Once the contract is signed off the customer service representative would then "take over" the implementation of the contract and the actual service delivery. The customer service representative would be the one to contact the individual participants, initiate them onto the program and provide the 1 on 1 customer support as part of the FFB customer care program. We envisage that each customer service representative will be able to support up to 150 program participants.

(NB once a contract has been negotiated an independent account executive can choose to have the dual role of customer service representative for up to a maximum of 50 program participants at any one time. This has the advantage of keeping the independent account executive in touch with the customer experience.)

The directors and officers of FFBI are not Licensees, account executives or customer service representatives.

Currently, there are 16 Independent Account Executives and 5 independent customer service representatives out of the total of 67 account executives and customer service representatives who are affiliated with Mark A. Poulsen & Associates Pty. Ltd. Mark A. Poulsen, our CEO and President, is a director and beneficiary of Mark A. Poulsen & Associates. As such Mark A. Poulsen should receive some distribution of dividends or income from Mark A. Poulsen & Associates Pty. Ltd. that have resulted from commissions paid to Mark A. Poulsen & Associates Pty. Ltd. from Herbalife as a result of nutritional products sold by FFBI's independent account executives and customers service representatives. No other know affiliations exist between any account executives, customer service representatives and any officers or directors or employees of FFBI.

The table below expands on the specific roles played by each party to the FFBI business model.


---------------------------  --------------------  ----------------------  ----------------------
FFBI Staff                         Licensees              Account                Customer
                                                         Executives              services
                                                                              representatives
---------------------------  --------------------  ----------------------  ----------------------

o  Develops programs for      o  Provides an        o  Researches           o  Contacts each
   the market place              existing and          potential               employee of
                                 proven group of       customers who are       corporations
o  Puts in place strategic       Account               corporations            joining the
   relationships with            executives and                                program
   product providers             customer           o  Builds
                                 service               relationships        o  Conducts the
o  Undertakes the Brand          representatives       with corporations       Customer Profile
   and market building                                                         to ascertain
   activities                 o  Generates sales    o  Does                    correct
                                 leads for their       presentations to        program
o  Provides all of the           Account               corporations and        for the employee
   marketing and                 executive             finalizes sales
   promotional collateral                                                   o  Orders the
                              o  Assists the        o  Once sales              products from
o  Generates sales leads         account               process is              Product Supplier
   for the account               executives            complete
   executives                    finalize sales        allocates            o  Delivers
                                                       customer services       Products and
o  Builds relationships       o  Monitors              representatives         initiates
   with the larger               performance of        to corporations         customer onto the
   customer and assist           the account           to service their        program
   the account executives        executives and        employees who are
   close sales with              Customer              on FFBI programs     o  Performs
   these organizations           services                                      followup as per
                                 representatives    o  Monitors customer       customer care
o  Undertake induction and                             service                 program on 1st,
   training of licensees,     o  FFBI intend to        representatives         3rd, 7th, 14th,
   Account executives and        establish a           to ensure               21st and
   customer services             compensation          services quality        weekly
   representatives               plan comprising       is maintained           thereafter
                                   options and
o  Monitors performance of       cash bonuses       o  Ensures that
   the account executives        which will be         corporations
   and Customer services         dependant on          renew their
   representatives               total sales           contract with
                                 volumes of FFBI       FFBI
o  Maintain business model       programs
                                 through their      o  It is intended
o  Provision of web              distribution          that the Account
   presence                      group.                Executive service
                                                       provide customer
o  Provision of Web based                              service to
   information systems                                 at least 50
                                                       employees of
o  Maintain systems and                                corporations
   process

o  Finalizes proposal and
   contracts with
   customers

o  Maintain ISO9001:2000
   Quality certification


Independent Account Executives have two sources of income:
a. Commission on sales - a sliding scale commission for all contracts that commences once an agreed cumulative yearly threshold of $100,000 has been reached. An indicative commission scale is as follows:
     o    3% for sales up to $1,000,000
     o    2% for further sales between $1,000,000 and $2,000,000
     o    1% for any further sales above $2,000,000(no maximum cap)

b. A per participant fee when also acting as Customer Service Representative for implementing the FFB program for a maximum of 50 participants at any point in time.

Independent Customer Service Representatives have one source of income:
a. A per participant fee for implementing the FFB program for an agreed number of participants

Independent Account Executives and Customer Service Representatives receive compensation from FFB on the basis of every program sold, irrespective of whether the program involves the nutritional supplement component.


COMPENSATION PLAN FOR LICENSEES, ACCOUNT EXECUTIVES AND CUSTOMER SERVICE REPRESENTATIVES

----------------------- --------------------- -------------------- --------------------- --------------------
Fit For Business        Licensee              Independent Account  Independent Customer  FFBI Employed
                                              Executives*          Service               Account Executives
                                                                   Representative*       & Customer Service
                                                                                         Representatives
----------------------- --------------------- -------------------- --------------------- --------------------
Budgeted to retain 15%  Receives 5%           Are to receive a     Budgeted to receive   FFBI will pay an
of the retail value of  commission from       sales commission     up to 35% of the      annual salary
any FFBI Program sales. Herbalife for any     which will be        retail value of any   negotiated at the
                        nutritional product   dependent on total   FFBI program sale.    time of employment.
                        sold as a component   volume of sales of   May also receive 5%
                        of a FFBI program     FFBI programs. May   commission from
                        by their account      receive 5%           Herbalife for any
                        executive or          commission from      products sold as part
                        customer service      Herbalife for any    of a FFBI program if
                        representative who    nutritional          they are a Herbalife
                        are Herbalife         products sold as     distributor.
                        distributors.         part of a FFBI
                                              program.
----------------------- --------------------- -------------------- --------------------- --------------------

* Distinction between Account Executive and Customer Service Representative-typically an Account Executive would source the corporations/retirement villages, make the initial contact, present the FFB program, and negotiate the contract phase. Once this is signed off the Customer Service Representative would then "take over" the contract (NB the Account Executive may choose to maintain this contract himself if it is a small number of programs) he/she would then contact the participants, review their program requirements, order & deliver programs. Initiate them onto the program and provide the 1 on 1 customer support as part of the FFB customer care program.


Illustrative Compensation Tables

The tables below illustrate the compensation that could be received by independent account executives and independent customer service representatives.

Example 1: In the current year the Account Executive has secured one 12 month contract for a standard FFBI Wellness Program with Company A for 200 employees at $1600.00 per participant. The total value of the contract is $320,000. The
Account Executive chooses to take on the role of Customer Service Representative for 50 participants.

------------------------- ---------------- ---------------- ------------------- ------------------ -------------------
                          Eligible for     Value of Sales   Number of program   Payment per        TOTAL REMUNERATION
                          Sales            Commission       participants        participant
                          Commission                        monitored           monitored
------------------------- ---------------- ---------------- ------------------- ------------------ -------------------
Independent Account
Executive                     Yes(1)            $9600               50          35% x $1600 x 50        $37,600
                                                                                = $28,000
------------------------- ---------------- ---------------- ------------------- ------------------ -------------------
Independent Customer
Service Representative          N/A              Nil               150          35% x $1600 x 150       $84,000
                                                                                = $84,000
------------------------- ---------------- ---------------- ------------------- ------------------ -------------------

Example 2: In the current year, the Account Executive has secured a 12 month contract for a FFB Wellness Program (without the nutritional supplements) with Company B for 200 employees at $200.00 per participant. The total value of the contract is $40,000. The Account Executive chooses to take on the role of Customer Service Representative for 50 participants.

------------------------- ---------------- ---------------- -------------------- ------------------ -------------------
                          Eligible for     Value of Sales   Number of            Payment per        TOTAL REMUNERATION
                          Sales            Commission       participants         participant
                          Commission                        monitored            monitored
------------------------- ---------------- ---------------- -------------------- ------------------ -------------------
Independent Account
Executive                      No(2)             Nil                50           35% x $200 x 50          $3,500
                                                                                 = $3,500

------------------------- ---------------- ---------------- -------------------- ------------------ -------------------
Independent Customer
Service Representative          N/A              Nil                150          35% x $200 x 150        $10,500
                                                                                 = $10,500
------------------------- ---------------- ---------------- -------------------- ------------------ -------------------

(1) The minimum annual sales threshold of $100,000 has been reached with this one contract so a Sales Commission applies at the 3% rate. (2) The minimum annual sales threshold of $100,000 has not been reached in this example so a Sales Commission does not yet apply.

LIVING WELL PROGRAM

This component of our business plan is targeted through programs directed primarily, but not exclusively, to individuals over 45 years of age. The programs consist of a wide range of nutritional supplements, personal care, Physical activity and weight management programs, that promote inner and outer wellness, and a healthy lifestyle. The nutritional products currently utilized within the living well programs are manufactured by Herbalife.

         2 (a) Retirement Village Groups

Retirement villages and homes are approached directly by Living Well account executives who have been trained on how to approach the retirement villages; what information is required; and how to present it.

The Account Executive then organizes a group presentation to the village at a suitable time. Once the presentation is complete, each attendee receives a seniors brochure which includes information on the program and an order form.

Once the order is placed by the customer directly with us or via the Living Well account executive, the funds are deposited with us. The Living Well account executive via a customer service representative places the order and initiates the customer onto the customer care program. The in principle structure of our pricing policy is as follow:
    a. 40% is allocated to direct program consumables, such as inoculations, pedometer, nutritional supplements, participant rewards, participant information packs and so forth;
    b. 10% is allocated to indirect program cost such an allocation for overheads, quality assurance, management information systems and so forth;
    c. 35% is allocated to compensate the customer service representatives who implement the program and coach/monitor the individuals on the program; and
    d. 15% is the gross margin that we aim to attain on any program sales and out of which we pay sales commission.

         2 (b) Individual Seniors

The seniors market is driven solely by our nation wide advertising campaign. We are currently mass marketing the Fit For Business Program in all the states of Australia. We are using free to air and television Pay programs, with advertising slots and a sponsorship campaign.

As well as the TV campaign, we are placing ads in the nationally recognized "Seniors" newspapers and magazines.

We believe this advertising not only generates customer interest, it also helps create national brand awareness for us.

The Fit For Business national call center receives the customer calls in response to the advertisements. Their details are taken by the call center and entered on to the Fit for Business Web Based management information system. Fit For Business then distributes the leads, via the management information system, for each State (there are seven states and two territories in Australia)in Australia to the customer service representatives randomly, dependent on geographic location. The customer service representative then follows up each potential new customer as per the customer follow up program.

Once the customer decides to purchase the program, the funds are deposited into our account. The customer service representative places the order and initiates the customer onto the customer care program. The in principle structure of our pricing policy is as follow:
    a. 40% is allocated to direct program consumables, such as inoculations, pedometer, nutritional supplements, participant rewards, participant information packs and so forth;
    b. 10% is allocated to indirect program cost such an allocation for overheads, quality assurance, management information systems and so forth;
    c. 35% is allocated to compensate the customer service representatives who implement the program and coach/monitor the individuals on the program; and

    d. 15% is the gross margin that we aim to attain on any program sales and out of which we pay sales commission.

PRODUCTS AND SERVICES

The Fit For Business Program provides to our customers, and in the case of corporate customers, to their employees, a unique nutritional component, which is manufactured and supplied by Herbalife. Herbalife has been selected as our nutritional supplement provider because we believe its products are safe, effective, and have a recognized market presence after twenty-four years in the market place. We also believe that the Herbalife products are effective for our customers because of their continuing commitment to enhance their products through research and development. Further, the products manufactured by Herbalife have been selected because we believe they provide a flexible, balanced nutrition program based on the core formulated meal replacement product, which can be tailored to meet individual needs.

FFBI does not directly have any relationship with Herbalife Ltd. There is no contractual relationship between Herbalife Ltd. and FFBI. From November 10-15, 2002, our President and CEO, Mark A. Poulsen, and Senior Vice President of Sales, Anthony F. Head, were invited to present the Fit For Business program to the then CEO and Co-President of Herbalife Ltd., Carole Hannah. Our presentation and subsequent meetings were received with great excitement and enthusiasm by all nine Senior Vice Presidents of Herbalife Ltd. As there was no conflict with Herbalife, they encouraged FFBI to proceed with our business plan into the market place. They were of the view that the FFBI programs could only enhance the sales of their product. FFBI is in regular contact with Herbalife Australia to ensure that product supply can be assured to FFBI corporate customers. Mark A Poulsen the President and Chief Executive Officer of FFBI is a Herbalife distributor. Currently the licensees that are being chosen by FFBI to distribute FFBI programs are Herbalife distributors with existing distributor network currently distributing Herbalife products to the domestic market. Herbalife Ltd. utilizes a network marketing model to distribute their products to the domestic market place. Herbalife distributors are independent business people and are not restricted in pursuing any other business or employment opportunities. Some of the Account Executives that the licensees will choose to distribute the FFBI programs may also be existing Herbalife distributors, as will the customers service representatives.

OUR BUSINESS STRATEGY

Our business strategy is comprised of the following principal elements:

Program Branding and Wellness

Our initiative is to develop the Fit For Business brand and reputation as a company focused on a complete wellness program and way of life. To bring this message across, we plan to undertake a significant advertising, public relations and branding campaign.

Account Executive Expansion, Retention & Training

Employed account executives are recruited as any other corporate employee would be via newspapers advertisement or via an employment agency. Employed account executive recruitment is undertaken via selection and interview processes. Independent account executives are recruited through similar mechanisms by the licensees. No fees or inducements of any kind are paid by FFBI for the recruitment of these account executives, other than agreed fees to registered employment agencies. No employed or independent account executives or customer service representatives or any employee of FFBI receives any fees, inducements, or other pecuniary benefits for the recruitment of account executives or any other employee. There are no revenues that can be attributed to the recruitment of account executives.

To expand our independent account executive base, we are focusing on implementing programs to ensure account executive retention. Key areas include: provision of more qualified leads to account executives; enhancing our customer service capabilities at our call centers; offering greater business-building opportunities through our web based management information system; creating business support initiatives and better training and educational materials for new account executives to guide them through their first eighteen months; and offering enriched reward and recognition programs. To further support our account executives, a cross-functional sales team will help provide account executives with the best marketing, training, sales and information tools to ensure their success.

We recognize that in addition to high-quality programs and a proven account executive compensation plan, the success of our business depends on the training of our account executives. Extensive training opportunities enable account executives to not only develop invaluable business-building and leadership skills, but also to become experts in our programs. By placing a top priority on training, we will build credibility among our account executives and be further established in the industry.

We sell account executive kits at a worldwide cost of approximately $59.14 per kit (AUS $80.00), which an individual must purchase in order to become an account executive. This kit includes:
     o    FFBI Letterhead (25 copies)
     o    FFBI Corporate Brochures (6 copies)
     o    FFBI Nutritional Brochures (Herbalife) 6 copies
     o    FFBI Corporate Folders (6 copies)
     o    CD Rom containing all training and proforma documents
     o Certificate of Registration of Account Executive or Customer Service Representative
     o    Living Well program posters (5 copies)
     o    Living well pamphlets (100 copies)
     o    Corporate Employee Implementation Brochures (20 copies)
     o    Web Based Management system Access codes and instructions
     o    FFBI email address details

Sales of account executive kits are not subject to account executive allowances and cash incentives, including commissions and bonuses. Accordingly, we receive the entire retail sales amount from the sale of account executive kits.

FIT FOR BUSINESS PROGRAM RETURN AND BUY-BACK POLICIES

Our programs include an individual customer employee satisfaction guarantee. Under this guarantee, within 30 days of purchase, any individual employee who is not satisfied with any FFBI program for any reason may return it or any unused portion of any nutritional product to the account executive or customer service representative for a full refund.

GEOGRAPHIC PROFILES AND SALES TRENDS.

At this time, we have account executives working in Australia and New Zealand. We hope to enter the following markets in 2007, or as soon funds permit: USA, Japan and South Korea, followed by Singapore, and Hong Kong. However there is no guarantee that we will expand into these markets, or that if we do that we will obtain significant sales.

In any new country market we initially expect to target corporations that are favorably disposed to purchasing the FFBI programs. However, subsequent marketing efforts to corporations that are not as favorably disposed to our products, will require greater efforts and time to finalize sales.

We believe that a significant factor affecting these sales trends will be the opening of other new country markets within the same geographic region or with the same or similar language or cultural bases. As such when new countries are opened, we expect the sales in existing markets to shift to newly opened markets, resulting in a plateau in sales in the existing markets. This will be caused by existing account executive in existing markets viewing the prospect of being able to market to favorably disposed corporations in the new country markets as being a relatively easier sales proposition than pursuing less favorably disposed corporations in existing markets.

a) Our international expansion includes targeting companies that are pre disposed to purchasing our programs. This is done through research on these companies to find out which ones are indeed already pro - active in corporate wellness.
b) We will be entering these new markets with a track record and testimonials, which should increase our speed to market. c) We will be employing qualified experienced corporate sales executives that are already connected into the corporate arena in these international markets.

MANAGEMENT INFORMATION, INTERNET AND TELECOMMUNICATION SYSTEMS

In order to facilitate our continued growth and support account executive activities, we will continually upgrade our web-based management information system and supporting internet and telecommunication systems. These systems will include:

(1) local area networks of personal computers, serving our administrative staff;
(2) an internet website to provide a variety of online services for account executives, customer service representatives, and potential corporate customers.
(3) an international web-based integrated customer management systems, combining online and standalone features, to allow Fit For Business and its employees, account executives, customer service representatives and licensees to record, track and report relevant customer information.

    1.  Calendar & Appointment Functionality
    2.  Corporate Profile - including goals
    3.  Individual Employee Profile - Including Goals of going on program
    4.  Employee Follow-up module
            a. Including call scripts to collect & record information on how employee is performing on program, this includes physical, behaviors, and feelings, measurements on the 1st, 3rd, 7th, 14th 28th, and then monthly
    5.  Product order and reorder - automated
            a.  Interface to Herbalife Ordering procedures/system
    6.  Reporting system
            a. To Individual employee for encouragement to show how they are performing against the goals they set
            b.  To the corporation at the aggregate level
                    i.  No individual information to privacy reasons
    7. Licensee, Account Executive and Customer Service Representative management
            a.  Ensure all customers are being followed up
            b.  Orders are being placed in a timely manner
            c.  Contract renewals are followed up

We will continue to invest in our systems in order to strengthen our operating platform.

GOVERNMENTAL REGULATION

General. We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, as applicable, at the federal, state and local levels, including regulations pertaining to: (1) program claims and advertising, including direct claims and advertising by us, as well as claims and advertising by account executives, for which we may be held responsible; (2) our distribution system; (3) transfer pricing and similar regulations that affect the level of taxable income and customs duties; and (4) taxation of account executives, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records.

Programs. While there have been no program sales to date by FFBI in the United States it was our intention by February 2006 to commence investigating the North American market place. Our investigations of the north American market have proven to be fruitful and we have entered into a licensing arrangement in the USA and it is our intension that we would commence program sales in 2007 in the United States.

In the United States and other markets we intend to operate in, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution of the Herbalife nutritional products will be subject to regulation by one or more governmental agencies, but these regulations will need to be complied with by Herbalife - prior to receipt and distribution by FFBI Account Executives and customer service representatives.

Prior to commencing operations and prior to making or permitting sales of our programs in some international markets, we may be required to obtain an approval, license or certification from the country's relevant health agency. Where a formal approval, license or certification is not required, we may seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we will work extensively with local authorities in order to obtain the requisite approvals. The approval process may require us to present each program and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products or may be unavailable with respect to some programs or some ingredients. Product reformulation or the inability to introduce some programs or ingredients into a particular market may have an adverse effect on sales. We must also comply with program advertising, labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in our program being removed from sale in a particular market, either temporarily or permanently.

In the United States, the FTC, which exercises jurisdiction over the advertising of our programs, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize. We cannot be sure that the FTC will not question our advertising or other operations. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind, including our advertisements, to increased surveillance to ensure compliance with the principles set forth in the guide.

In some countries, regulations applicable to the activities of our account executives also may affect our business because in some countries we may be responsible for our account executives' conduct. In these countries, regulators may request or require that we take steps to ensure that our account executives comply with local regulations. The types of regulated conduct may include: (1) representations concerning our programs; (2) income representations made by us and/or account executives; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of programs in markets in which the products have not been approved, licensed or certified for sale.

In some markets, it is possible that improper program claims by account executives could result in our programs being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. For example inappropriate or improper claims made about nutritional products could see them being reclassified from being a food to a therapeutic good. Such a reclassification would require significantly different registration, labeling and marketing processes being undertaken for such a nutritional product. In addition, we might be required to make advertising and labeling changes.

Through our manuals, seminars and other training materials and programs, we attempt to educate our account executives and customer service representatives as to the scope of permissible and impermissible activities for example impermissible activities in some markets may include claiming that our programs can deliver weight reduction or that they will deliver stress relief in the work place or increase the productivity of the workplace. The account executives and customer service representatives are trained to ensure that their activities and claims involving the FFBI programs do not transgress any of the laws of the market in which they operate.

We also investigate allegations of account executive misconduct. However, our independent account executives generally are independent contractors, and we are unable to monitor directly all of their activities. As a consequence, we cannot be sure that our account executives comply with applicable regulations. Misconduct by account executives could have a material adverse effect on us in a particular market or in general. For example if the account executive was located in Australia and were to make a proven misleading or deceptive claim, the Australian Trade Practices Act 1974 (Cth) might open FFBI to a claim for damages consisting of:
     o    compensatory damages for any injury;
     o damages for any expenses incurred to treat an injury or repair damage to property, including medical expenses;
     o    compensation for any loss of income because of injury or damage;
     o an amount in respect of any costs which will be incurred in the future to treat an injury or repair damage to property; and
     o compensation for any loss of life expectancy or ongoing impairment of earning capacity.

We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not able to be reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some programs; (4) expanded or different labeling; and (5) additional scientific substantiation regarding product ingredients, safety or usefulness.

Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

Sources of liability for FFBI will depend on the nature of the activity been undertaken and the jurisdiction that we are operating in. For example in Australia actions in respect of defective services or products are likely to be based in one or more of the following three areas of law:
     o the Australian Federal Trade Practices Act and comparable legislation in the Australian State and Territory jurisdictions; and
     o    the common law of contract; and
     o    the common law of negligence.

Australian Federal Trade Practices Act:

The Trade Practices Act 1974 (Cth) in broad terms, the objectives of the Trade Practices Act and similar State and Territory legislation are to promote competition and fair trading and provide for consumer protection. The Trade Practices Act covers anti-competitive and unfair market practices, company mergers or acquisitions, product safety and product liability. The section of the Act most likely to affect FFBI is Section 52 which prohibits corporations from engaging in misleading or deceptive conduct in trade or commerce. It prohibits certain false representations, for example, that services or goods are of a particular standard, quality, value, grade, composition, style or model or have a particular history or a particular previous use. Labeling and advertising claims on products are susceptible to challenge under these provisions and must be capable of substantiation. In assessing whether claims are misleading, courts will look at whether the express and implied representations are correct and whether the overall impression is accurate. The Fair Trading Acts of the Australian States and Territories contain similar provisions. This extremely wide-ranging provision has established a norm of conduct which, if breached, can give rise to a variety of remedies for a person who suffers damage.

The common law of contract:

Where a service or product is supplied by a manufacturer to a supplier or by a supplier to a consumer there will be a contract between the two parties. Australian courts will often be prepared to find that those contracts include implied terms about the quality of the service or product. If those terms are breached then the party which received the service or product will have an action for breach of contract.

The common law of negligence:

The common law tort of negligence remains an important source of legal rights and responsibilities for service or product liability actions under Australian law. The most significant of the common law remedies against service provider, manufacturers and distributors of defective goods is the law of negligence. Under the law of negligence a plaintiff may recover damages from a defendant if:
o the defendant owes the plaintiff a duty of care at law o the defendant breaches that duty by failing to meet the standard of care required by the law; and o the plaintiff suffers damage because of the breach of duty. In Australia it is well settled that a duty of care is owed by the service provider, manufacturer and supplier of goods to the purchaser or user. The common law provides that the service provider ought reasonably have the user in contemplation when considering the issues of design, delivery, safety and distribution.

Damages:

There are a number of technical differences between the calculation of damages in contract and negligence and under the TPA. However, in broad terms, a successful plaintiff in a service or product liability action will be able to recover:
     o    compensatory damages for any injury
     o damages for any expenses incurred to treat an injury or repair damage to property, including medical expenses
     o    compensation for any loss of income because of injury or damage
     o an amount in respect of any costs which will be incurred in the future to treat an injury or repair damage to property; and
     o compensation for any loss of life expectancy or ongoing impairment of earning capacity.

Food:

Another area of Law in Australia that can affect the FFBI are the regulation affecting Food as the many nutritional products are registered as a food and not a therapeutic good. The Australian States and Territories have food legislation to regulate the composition, packaging, advertising and labeling of food and the hygiene of food premises and equipment.

The Australia New Zealand Food Standards Code is adopted by all the Australian States and Territories. The Code prescribes labeling requirements for all food. Certain statements are prohibited and others are regulated and may only be used in specific circumstances. For example, health and nutrition claims and claims that a food is a food for a specific dietary use are strictly regulated. There is also a general prohibition on the addition of substances to food such as additives, vitamins and minerals, and certain botanicals, unless specifically permitted for a particular food. In addition to the general requirements, the Code sets out prescribed standards for particular foods. Some foods must undergo rigorous safety assessments before they can be made available for sale, for example, novel and genetically modified food.

Therapeutic goods:

Therapeutic goods must be registered and can only be manufactured by a licensed manufacturer, and must also be included on the Australian Register of Therapeutic Goods as either listed or registered goods. There are standards for the manufacture, composition, handling, labeling and advertising of such goods. Therapeutic goods may be assessed for safety and efficacy, depending on the level of risk and the claims made on the product. Distributors of therapeutic goods must hold the relevant level of evidence to support claims made on packaging and in advertising. The legislation also provides a procedure for pre-publication clearance for advertisements of certain therapeutic goods. There are also standards for the labeling of these products.

Trade measurement:

Australian State and Territory trade measurement legislation also imposes certain labeling requirements for packaged foods and other packaged consumer products. The requirements of the legislation apply to all goods packed for sale in Australia and goods fully imported for sale in Australia, unless specifically exempted from the marking requirements. The legislation also includes offences in relation to short measure of packaged goods.

Compliance Procedures. We have instituted formal regulatory compliance measures by developing a system to identify specific complaints against account executives and to remedy any violations by account executives through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that account executives are prohibited from making therapeutic claims.

In order to comply with regulations that apply to both us and our account executives, we will conduct research into the applicable regulatory framework prior to entering a new market in order to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we would conduct this research with the assistance of local legal counsel and other representatives. We also research laws applicable to account executive operations and revise or alter our account executive manuals and other training materials and programs to provide account executives with guidelines for operating a business, marketing and distributing our programs and similar matters, as required by applicable regulations in each market. We are unable to monitor our supervisors and account executives effectively to ensure that they refrain from distributing our programs in countries where we have not commenced operations.

It is part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations. Although we will devote resources to maintaining our compliance with regulatory constraints in each market, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all markets at any given time, or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. Depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. We cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long term.

COMPETITION

We are subject to significant competition for the recruitment of account executives from network marketing organizations, including those that market weight management programs, nutritional supplements, and personal care programs, as well as other types of products. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have. HCG Healthcorp Group, Healthwise Australia, and Corporate Relaxation and Wellness are direct competitors in Australia. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining account executives through an attractive compensation plan and other incentives. However, we cannot be sure that our programs for recruitment and retention of account executives will be successful.

The business of marketing weight management programs, nutritional supplements, and personal care programs also is highly competitive. This market segment includes numerous manufacturers including: Omega Trend, USANA, Magnatec Inc., and other marketers, retailers and physicians that actively compete for the business of consumers. The market is highly sensitive to the introduction of new programs or weight management plans, including various prescription drugs that may rapidly capture a significant share of the market.

SALES

Sales represent the gross sales amounts reflected on our invoices by our account executives. Given our pricing policy is as follow:
     a. 40% is allocated to direct program consumables, such as inoculations, pedometer, nutritional supplements, participant rewards, participant information packs and so forth;
     b. 10% is allocated to indirect program cost such an allocation for overheads, quality assurance, management information systems and so forth;
     c. 35% is allocated to compensate the customer service representatives who implement the program and coach/monitor the individuals on the program; and
     d. 15% is the gross margin that we aim to attain on any program sales and out of which we pay sales commission.

We receive the amount reported as "retail sales," and we monitor the actual retail prices charged for our programs. "Net sales" represent the actual purchase prices paid to us by our customers , less any costs associated with items (a) and (b) above. We receive our sales price in cash, check, direct debit or through credit card payments upon execution of contract with corporations. Our use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in our accounting systems, internal controls and operations. The "retail sales" price is used by us to calculate, among other things, bonuses earned by licensees and sales commissions earned by account executives. We rely upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of our markets.

CUSTOMERS

For the period ended June 30, 2006, we had 2 customers who had generated approximately $9,622 of revenue.

EMPLOYEES

As of September 30, 2006, we had in total 3 employees, who are also our only Directors and Officers, Mark Poulsen, Anthony Head and Sandra Wendt. Due to our diminished financial capacity, out of the 3 employees only Mark Poulsen continues in a full-time capacity while the other two are part-time. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into employment contracts with our employees.

INDEPENDENT ACCOUNT EXECUTIVES AND CUSTOMER SERVICE REPRESENTATIVES

As of September 30, 2006, we have 15 registered independent account executives and customer services representatives as apposed to 67 in 2005 across Australia. The independent account executives and customer service representatives are not our agents and have agreed to abide by our code of conduct and quality assured procedures.

The FFBI Code of Conduct is intended to regulate the conduct of independent and employed account executives and customers service representatives. FFBI is responsible for administering the Code.

To ensure compliance with the Code of Conduct, FFBI may impose an administrative sanction if a breach of the Code is found to have occurred. An administrative sanction may range from a caution through to suspension or the ultimate sanction of dismissal if an employee or cancellation of their contract as an independent contractor.

The Code of Conduct is not intended to displace any duty or liability that an account executive or a customer service representative may have under the law of the country in which they are doing business.

The objectives of the Code of Conduct are:
(a) to establish a proper standard for the conduct of business as an account executive or customer service representative;
(b) to set out the minimum attributes and abilities that a person must demonstrate to perform as a account executives and customer service representatives under the Code of Conduct, including:
     (i)  being of good character;
     (ii) knowing the FFBI programs and products, in sufficient depth to offer sound and comprehensive advice to a customer;
     (iii)completing continuing professional development as required;
     (iv) being able to perform diligently and honestly;
     (v)  being able and willing to deal fairly with customers;
     (vi) having enough knowledge of business procedure to conduct business as an account executive or customer service representative;
     (vii)properly managing and maintaining customer, employee and retiree records;
(c) to require account executives and customer service representatives to be accountable to the customer.

The Code of Conduct does not list exhaustively the acts and omissions that may fall short of what is expected of a competent and responsible account executives and customer service representatives. However, the Code of Conduct imposes on an account executives and customer service representatives the overriding duty to act at all times in the lawful interests of the customer. Any conduct falling short of that requirement may make the account executives and customer service representatives liable to dismissal if an employee or cancellation of their contract as an independent contractor.

In achieving its mission FFBI looks to provide high quality programs and products to our customers. The quality procedures implemented by FFBI strives to ensure FFBI meets and exceed customer' needs and expectations through fostering a culture of continuous improvement, both at the sales and managerial level, and by cultivating cooperation and mutual respect among employees, independent contractors, customers, and suppliers.

FFBI, has developed a quality assurance process that includes systems, methods, and work instructions in accordance with our values and to achieve the following objectives:
o Providing effective programs by working continuously to meet the needs, desires, and satisfaction of all customers;
o Ensuring that the quality, safety, efficacy, standards are placed, approved, and adhered to;
o Ensuring that all policies, operational procedures, and work instructions are constantly revised and evaluated;
o Verifying that adequate steps and procedures are placed and implemented to ensure an ongoing process of improvement through the participation and commitment of all employees and independent contractors at all levels;
o Supporting the company's quality assurance procedure, by introducing and utilizing the latest technology, innovations and research, to make our programs of the highest quality; and
o Developing programs for customers through following cost-effectiveness, well-planning, and systematic methods that enable measuring, evaluating, and achieving program attributes in compliance with the customer requirements.

FFBI is strongly committed to the FFBI quality procedures and processes and as proven through the implementation of ISO 9001:2000.

LICENSEE AND THE AUSTRALIAN AND NEW ZEALAND LICENSE AGREEMENT

The licensee assists FFBI enter a new market place by making available their:
o    distribution chain;
o    experience in the market place;
o    existing government and business relationships; and
o their profile within the wellness industry of the market that FFBI is entering.

The licensee main motivator for becoming part of the FFBI business model is to gain the increased retail sales volumes of products and services from corporations and retirement villages, and as such open their existing distribution business to the corporate market segment in addition to continuing to target individual retail customers. The licensees by increasing their sales volumes would increase their revenues and thus their commissions and or overall profitability. For example where the licensee is an existing Herbalife nutritional products distributor, such as L.R. Global Marketing Pty Ltd, they have provided:
o an existing group of Herbalife product distributors, who will primarily be supplying these products to individual retail customers. A small number of these distributors have met the selection criteria to become FFBI Account Executives or Customer Service Representatives;

o an intimate knowledge and an existing profile of doing business in the Australian and New Zealand market places in which they operate and this has been demonstrated by their business success in these market place;
o an existing distribution and supply chain already set up as far as the Herbalife nutritional products are concerned; and
o existing corporate and government relationship that they are starting to leverage to get the FFBI programs accepted into the workplaces;

In the instance that the licensee is a Herbalife distributor they take up an FFBI license because they see an opportunity to increase their retail sales by using the FFBI model to market to a single corporation that may have a hundred employees rather than to individual retail customers. As such getting an individual corporate customer with a hundred employees can be a more cost and time effective mechanism of generating greater sales of the Herbalife products as opposed to gaining a hundred individual retail customers. Those licensees that are Herbalife distributors are incentivized to join FFBI due to the 5% commission they will receive through all sales of Herbalife products by their Account executives and Customer Service representatives, as well as from receiving 1% of the full value of all contracts signed by their account executives from FFBI. FFBI is willing to sacrifice these opportunities in exchange for revenues generated by the licensing fee and the knowledge that they will be obtaining the service of an established sales force. They will also be in a position to benefit from the branding expenses undertaken by FFBI in the form of advertisements, as well as from the television programs FFBI intends to launch pertaining to its products and services.

The value of the license grant of $500,000 is determined on the basis of FFBI delivering the following services to the licensee:

[ ]  Initial set up fee $50,000
          o Assistance with the short listing, interview and selection of up to 10 account executives and 10 customer service representatives to join FFB;
          o    Set up and provision of all office automation and IT systems;

[ ] Initial set up fee $100,000 (this may vary depending on the number of locations)
          o Provision of orientation training for the licensee their 10 Account Executives and 10 customer service representatives including on the rules of conduct, policies, all Information Technology systems, corporate process and quality assurance processes;
          o A series of hands on workshops on every element of the FFBI programs on offer;
          o A series of workshop for licensee and Account Executives on developing corporate sales process of the FFBI program;
          o A series of workshop on developing existing corporate or government relationships and leads of the account executives;
          o Assisting licensee and their account executives undertake corporate and retirement village presentations;
          o    Generating corporate sales leads for the account executives;

[ ]  Ongoing annual fee for 10 years of $35,000
          o Developing and releasing updates for all corporate policies, systems and processes;
          o    Ongoing training provision;
          o    Generating corporate sales leads for the account executives; and
          o    Hosting annual conference.

In August 2004, Subsidiary entered into a non-assignable license agreement with L.R. Global Marketing Pty. Ltd. ("L.R. Global"). The principals of L.R. Global are Laraine Richardson and Dianne Waghorne. The principals of L.R. Global are not related to FFBI, or to its officers and directors except as described herein. Pursuant to the license agreement, L.R. Global has the right, for a period of ten (10) years, to the use of our logo, our web based management information system, marketing and promotional literature, processes, systems, intellectual property and attend FFBI events for the purpose of generating new customers for the Company and for training account executives and customer service representatives.

Under the terms of the license agreement, L.R. Global is obligated to pay $500,000 for the grant of the license. L.R. Global will as an independent Herbalife distributor receives a five (5%) percent commission directly from

Herbalife on the sales of the Herbalife products generated by L.R. Global as part of any FFBI program sales. The 5% commission is a standard commission paid by Herbalife to independent distributors such as L.R. Global. FFBI has no influence, or agreement, as to what commissions L.R. Global Pty Ltd will receive from Herbalife. This is a matter entirely determined independently through L.R. Global Pty Ltd independent distributor agreement with Herbalife. In connection with the grant of the license agreement, Mark A. Poulsen transferred 500,000 shares of our common stock to L.R. Global. The value of the shares transferred by Mark A. Poulsen was estimated to be $250,000, or $.50 per share. Such value was determined based on the value per share calculated and assigned by the board of directors of the company to certain promissory notes assumed from subsidiary subsequent to the execution of the exchange agreement which were converted into shares of common stock of FFBI in September 2004.

Through June 30, 2005, L.R. Global has paid the sum of $124,750. L.R. Global was required to pay the balance of the amount owing by December 31, 2004. L.R. Global was in default of the terms of the License Agreement balance owing to us. In June 2005, L.R. Global paid us USD$7,000 and executed an amended license agreement. The amended license agreement provides for final payment of the balance of the license fee within 60 days after our stock is quoted on the OTC Bulletin Board. In addition, the principals of L.R. Global, Laraine Richardson and Dianne Waghorne, executed personal guarantees for the balance of the outstanding license fee. As of 30 September 2006, L.R. Global was yet to make the remaining payment. L.R. Global's legal representatives are in discussions with the company attempting to negotiate a further payment arrangement. While the Company is negotiating in good faith the Company has reserved its rights to legally enforce its entitlements under its licensing agreements and the Directors and Personal Guarantees.

In September 2006, the Company entered into a non-assignable license agreement with Mr Bruce Gilling of Florida ("Gilling"). Mr Gilling is an existing optionholder of FFBI but is not otherwise related to FFBI, or to its officers and directors except as described herein. Pursuant to the license agreement, Gilling has the right, for a period of ten (10) years, to the use of our logo, our web based management information system, marketing and promotional literature, processes, systems, intellectual property and attend FFBI events for the purpose of generating new customers for the Company and for training account executives and customer service representatives.

Under the terms of the license agreement, Gilling is obligated to pay $500,000 for the grant of the license. Gilling will as an independent Herbalife distributor receive a five (5%) percent commission directly from Herbalife on the sales of the Herbalife products generated by Gilling as part of any FFBI program sales. The 5% commission is a standard commission paid by Herbalife to independent distributors such as Gilling. FFBI has no influence, or agreement, as to what commissions Gilling will receive from Herbalife. This is a matter entirely determined independently through Gilling independent distributor agreement with Herbalife.

The License fee payment will be made by way of initial deposit of $20,000 in October 2006, a further implementation Fee of $80,000 in January 2007 and then annually as invoiced $100,000 per year for four years. Pursuant to the licensing agreement Gilling will be entitled to 100,000 options convertible to unregistered shares at a 40% discount to market following the payment of implementation Fee in January 2007. Gilling is also to receive 100,000 options convertible to unregistered shares at a 40% discount to market as on each occasion that he invoices $1,000,000 in retail sales. The Company is to have the first right of refusal on the sale of the resultant shares by Gilling, at the then prevailing market price or less.

FIT FOR BUSINESS IS ISO 9001:2000 CERTIFIED

The International Organization for Standardization (ISO) is a worldwide federation of national standards bodies from some 100 countries, one from each country. ISO's work results in international agreements which are published as International Standards. ISO 9001:2000 provides an internationally recognized formula for running any operation where quality assurance in the provision of the service is a requirement. The requirements of the ISO 9001:2000 standard are organized into the following five sections:
   o  Quality Management System
   o  Management Responsibility
   o  Resource Management
   o  Product Realization
   o  Measurement, analysis and improvement

The Company's quality management system puts in place a system whereby quality has become part of our operation and will continually improve our services and products.

The implementation of our quality management system was certified to the Australian/International Standard AS/NZS ISO 9001:2000, and this is the highest certification that can be awarded for a management system and will satisfy all government requirements in Australia and internationally.

      What makes up our quality management system?
          o    Quality Policy - The Management's commitment to quality
          o Quality Manual - our overall policy and interpretation of the standard
          o Detailed Work Instructions - documented procedures on how to complete specific task and training
          o Job Descriptions - specific tasking to staff members ensuring responsibility and accountability
          o    Company Forms - the approved form used within the company
          o    A procedure for recording and fixing problems
          o    A regular internal check of the system and processes
          o A regular check by independent auditors of the system and processes

                        PATENTS OR TRADEMARKS OR LICENCES

FFBI's "Fit For Business" logo was trademarked and registered in Australia on Oct 15, 1999 for a period of ten (10) years.

FFBI does not have any other trademarks, patents or licenses nor is it currently seeking any further intellectual property rights.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. We presently have a rent and common area cost sharing agreement with Mark Poulsen & Associates Pty. Ltd. ("Associates") which is a month-to-month arrangement. Mark A. Poulsen is one of our officers and directors. The premises are located at 10/27 Mayneview Street, Milton, Australia. We pay approximately 90% of the costs associated with Associates agreement. This is approximately $1,383 per month. We also have an agreement with Incorp Services, Inc., located at 3155 E. Patrick Lane, Suite 1, Las Vegas, Nevada. This agreement provides us with a "virtual office program."

The "virtual office program" provides us with registered agent services in Nevada (since we are a Nevada corporation) and use of certain facilities such as conference rooms and receipt of mail. We do not operate our business from this location. We will pay approximately $1,495 per year for the "virtual office program."

ITEM 3. LEGAL PROCEEDINGS

Other than the possible suit involving L.R. Global as described below, in which L.R. Global may bring an action for damages in the amount they owe to the Company, plus other expenses, neither our parent company nor our subsidiary, or any of their properties, is a party to any pending legal proceeding outside the ordinary course of business. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five per cent (5%) of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 30, 2006, there were 98 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "FFBU".

DIVIDENDS

We currently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

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

In addition, in November 2003, Subsidiary commenced a capital formation activity to effect a reverse merger with a corporation validly organized in the United States for the purpose of completing a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raising capital from the issuance of common stock in the public markets of up to $4.5 million. The initial capital formation activity through a deemed reverse merger and the issuance of common stock was unsuccessful. Subsequently, Subsidiary completed a reverse merger with FFBI, and FFBI undertook a second capital formation activity of the same type which was completed in March, 2006.

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

Possible Section 5 Violation

It is possible that it can be determined that we violated Section 5 of the Securities Act of 1933 based on the sales of options to purchase our common stock executed by Fort Street Equity and loans made by Fort Street Equity to us.
Section 5(c) of the Securities Act prohibits the use of any means or instruments of transportation or communication in interstate commerce or of the mails to offer to sell or offer to buy a security unless a registration statement has been filed as to such security. Because Fort Street Equity was acting as an underwriter when it sold the securities acquired from us and of the proximity in time between sales of securities held by Fort Street Equity to third parties and loans made by Fort Street Equity to us, such transactions, taken together, may be viewed as a primary offering by us or on our behalf without an effective registration statement on file with the Securities and Exchange Commission.

The transactions that may have caused such a violation of Section 5 are as follows: On July 25, 2004, we issued 2,000,000 options to Fort Street Equity, Inc. to purchase the same number of shares of its common stock for $10,000 in cash. Since issuance to Fort Street Equity, it sold 100,000 options to Ralston Superannuation Fund, 50,000 options to Bruce Gilling, 277,576 options to Therese Mulherin, 16,666 options to Kelly Superannuation Fund, 66,666 options to Mark Hoey, 13,420 options to Sandra Wendt, 16,666 options to Keith Appleby and 25,000 options to Neil Wendt. In addition, for the purposes of providing working capital, we borrowed from Fort Street Equity $19,050 on May 11, 2005, $15,000 on June 19, 2005, $60,240 on July 1, 2005, $20,000 and $5,000 on August 29, 2005,
$2,280 on September 14 2005, $5000 on September 23, 2005 and $7,500 on September 26, 2005.

If it is determined that the sales and subsequent loans executed by Fort Street Equity, acting as an underwriter, constitute a primary offering by us or on our behalf in violation of Section 5, then we may be subject to remedial sanctions under the Securities Act of 1933. Such sanctions could include the payment of disgorgement, prejudgment interest, and civil or criminal penalties pursuant to Sections 12(a)(1), 8A, and 24 of the Securities Act.

We are not aware of any pending claims for sanctions against us based on Section 5 of the Securities Act of 1933. However, in our financial statements we have classified the promissory notes, amounting to $131,652 of principal, and accrued interest of $$6,450, as of June 30, 2006, as amounts subject to rescission.

As of October 23, 2006, we do not have the capital or the liquidity to meet such a recession requirement if needed. The claim would make it more difficult for us to raise additional debt or equity financing needed to run our business, and would not be viewed favorably by analysts or investors. Furthermore, this may cause our cessation of business resulting in investors losing their money.

We intend to vigorously defend any such claim that such transactions constituted a primary offering by us or on our behalf. Nevertheless, it is possible that a court could determine that we did engage in a primary offering and that we are subject to disgorgement, interest and possible civil penalties. This claim, if successful, would significantly exceed our cash reserves and require us to borrow funds and would materially and adversely affect our results of operations and financial condition. Therefore, these claims would have a significant impact on us and could force us to consider bankruptcy or a similar alternative with the resulting impact of investors losing their money.

Extension of Option Exercise Period

The 2,000,000 options originally had an expiration date of December 31, 2005. The Company extended the exercise date of the options until September 30, 2006 based on the following considerations:

o The business conditions that existed in May 2005, when the first options were purchased from Fort Street, have not changed significantly in that the Company has only been able to operate in a very limited capacity while undertaking the capital formation activities. As such and as expected, the option holders are yet to benefit from the finalization of the capital formation activities and the full implementation of our plan of operations.

o The Company views the cash flow that will be provided by the exercise of these options as an integral part of its capital formation activity in order to implement its plan of operations. As such, it is in the best interests of the Company to extend these options at nil consideration.

o As a risk mitigation strategy relating to the possible rescission of the promissory notes and accrued interest as disclosed in the preceding section.

These options have since expired unexercised.

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2006, we had a working capital deficit of $(1,782,843) and an accumulated deficit of $(2,609,860). There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the period ended June 30, 2006, we derived revenues from the sale of programs to corporate and living well customers.

The report of our independent auditors on our financial statements for the period ended June 30, 2006, contains an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds in this offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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

As of June 30, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,609,900 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

RESULTS OF OPERATIONS

PERIOD ENDED JUNE 30, 2006, COMPARED TO THE PERIOD ENDED JUNE 30, 2005.

Revenues

Total revenues for the period ended June 30, 2006, amounted to $9,622, or a 13% decrease over revenues of $11,053 for the same period ended June 30, 2005. The decrease in revenues resulted from a lack of capital to employ a sufficient sales force.

Cost of Goods Sold

Cost of goods sold increased $2,081, or 48.4%, to $6,381 for the period ended June 30, 2006, when compared to $4,300 for the same period ended June 30, 2005. The increase was due to additional sales of the Company's Herbalife nutritional products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended June 30, 2006, increased by 211.3% to $1,673,645, when compared to $537,653 for the same period ended June 30, 2005. The increase was primarily attributed to executive salaries, an executive bonus, and bad debt expenses.

Other Income (Expense)

For the period ended June 30, 2006, other (expense) consisted of interest expense of $(7,313) related to an increase in debt and the interest required to service such debt. For the same fiscal period ended June 30, 2005, other (expense) consisted of interest expense of $(5,408).

Net (Loss)

Net (loss) for the period ended June 30, 2006, amounted to $(1,677,717), compared to $(536,308) for the same period ended June 30, 2005. The increase in the net (loss) of $(1,141,409) resulted primarily from the overall decrease in selling, general and administrative expenses, described above and the increase in revenues for the period.

Comprehensive Income (Loss) - Australian Currency Translation

For the period ended June 30, 2006, comprehensive income related to Australian currency translation amounted to $47,347, compared to a comprehensive income of $1,855 for the same fiscal period in 2005.

Total Comprehensive (Loss)

For the period ended June 30, 2006, we experienced a comprehensive (loss) of $(1,630,370), compared to a comprehensive (loss) of $(534,453) for the same fiscal period in 2005. The increase in the total comprehensive (loss) of $(1,095,917) resulted primarily from the overall increase in selling, general and administrative expenses, and the decrease in revenues offset by the increase in comprehensive income for the period.

Net (Loss) Per Share

We incurred a net (loss) per share of $(0.08) for the period ended June 30, 2006, compared to a net (loss) per share of $(0.03) for the same period ended June 30, 2005. The weighted average number of common shares outstanding for the twelve-month period ended June 30, 2006, was 20,888,123, compared to 20,235,890 shares for the same period in 2005. The weighted average number of common shares outstanding for the periods ended June 30, 2006, and 2005, reflects the retroactive restatement of shares outstanding from the reverse merger between FFBI and Subsidiary effected on September 14, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our total current assets were $1,372 and our total current liabilities were $1,784,215, resulting in a working capital deficit of $(1,782,843). As of the same date, we also had an accumulated deficit during the development stage of $(2,609,860). We finance our operations with a combination of securities issuances and loans from related parties. As discussed below, we completed a private placement of convertible promissory notes in June 2005, which provided gross proceeds of $365,000.

Software development expenditures as of June 30, 2006, amounted to $0 from $40,071 as of June 30, 2005. The increase in software development costs is a result of the development of our web based management information system. We also incurred $7,593 in web site development costs which have been reflected in our financial statements as of June 30, 2006.

On November 25, 2005, Kamaneal Investments Pty. Ltd., a related party entity, loaned $31,344 to us. The amount loaned was for working capital purposes, is non-interest bearing, and has no terms for repayment.

As of June 30, 2006, we had $95 of cash resources. Our current cash resources are not sufficient to satisfy our cash requirements over the next 12 months. Our management does not believe that we have sufficient funds to continue operations through the end of January 2007.

In order to preserve cash, employment positions at our company have already been eliminated as necessary to correspond to the lack of capital. As such the only staff continuing to be employed are the Mr. Mark Poulsen, Ms. Sandra Wendt and Mr. Tony Head. Available staff are continuing to focus on the two primary activities of capital formation and revenue generation via program sales. However, with the lack of capital for marketing and promotion, sales activities have been severely curtailed.

On August 25, 2004, our Subsidiary entered into a License Agreement (the "Agreement") with L.R. Global Marketing Pty. Ltd. ("L.R. Global"), an Australian corporation acting as trustee for Fit For Business Australia/New Zealand Trust (the "trust"). The principals of L.R. Global are Laraine Richardson and Dianne Waghorne, and the beneficiaries of the trust are Laraine Richardson and Dianne Waghorne.

The principals of L.R. Global and the beneficiaries of the trust being the same persons are not related to us, or to our Subsidiary, our officers or directors, except as described herein. L.R. Global is a Herbalife distributor. Under the terms of the Agreement, L.R. Global has been granted a non-assignable, non-exclusive license to represent Subsidiary within Australia and New Zealand for a term of ten (10) years in consideration for the payment of a licensing fee in the amount of $500,000. Pursuant to the terms of the Agreement, L.R. Global may use our logo, our web based management information system, marketing and promotional literature, processes, systems, intellectual property and attend FFBI events, for the purpose of generating new customers for us and for training account executives and customer service representatives. Subsequent to the share exchange transaction of September 14, 2004, Mark A. Poulsen, our President and Chief Executive Officer, transferred 500,000 common shares to L.R. Global. The purpose of the transfer was to further involve L.R. Global in the Company as a stockholder, and to provide an incentive for L.R. Global to perform under the License Agreement. We maintain that the transfer of shares of common stock to L.R. Global by Mark A. Poulsen, our President and Chief Executive Officer, was a private transaction between the parties, and not part of the Exchange Agreement to be recognized in our financial statements. To date, L.R. Global has paid us USD $124,750 of the licensing fee and we agreed to extend to a date within sixty
(60) days following the first date on which our common stock is quoted on the OTC Bulletin Board or other recognized stock exchange, the balance due us. In addition, the principals of L.R. Global, Laraine Richardson and Dianne Waghorne, have executed personal guarantees for the payment of the balance of the outstanding license fees. As at 30 September 2006 L.R. Global was yet to make the remaining payment. L.R. Global's legal representatives are in discussions with the company attempting to negotiate a further payment arrangement, however a settlement is not imminent and may not occur. L.R. Global has informed the Company that it may seek damages in an amount equal to the amount owed under the licensing agreement plus other damages in connection with alleged activities by the Company during the relationship. While the Company is negotiating in good faith the Company has reserved its rights to legally enforce its entitlements under its licensing agreements and the Directors and Personal Guarantees.

The delay experienced in collecting the remaining amount of the license fee from L.R. Global is due primarily to the extended period of time required by us to complete our capital formation activities. The principals of L.R. Global have informed us that L.R. Global entered into the License Agreement with the understanding that we would implement our plan of operations (including the completion of our capital formation activities) in February 2005. At that time, L.R. Global was committed to provide additional sales and marketing resources, and pay the remaining amount of the license fee due. As a result of ongoing discussions with the principals of L.R. Global and review of available credit information, we believed that: (i) L.R. Global had sufficient financial resources to pay the remaining amount owed to us, (ii) complete payment of the license fee would be accomplished under the terms of the second extension agreement dated June 14, 2005, and (iii) the personal guarantees of the principals of L.R. Global provided sufficient additional assurance of collectibility under Australian law. As of October 10, 2006, there have been no modifications to the second extension agreement to the License Agreement, or changes in any of its terms.

In September 2006, the Company entered into a non-assignable license agreement with Mr Bruce Gilling of Florida ("Gilling"). Mr Gilling is an existing optionholder of FFBI but is not otherwise related to FFBI, or to its officers and directors except as described herein. Pursuant to the license agreement, Gilling has the right, for a period of ten (10) years, to the use of our logo, our web based management information system, marketing and promotional literature, processes, systems, intellectual property and attend FFBI events for the purpose of generating new customers for the Company and for training account executives and customer service representatives.

Under the terms of the license agreement, Gilling is obligated to pay $500,000 for the grant of the license. Gilling will as an independent Herbalife distributor receives a five (5%) percent commission directly from Herbalife on the sales of the Herbalife products generated by Gilling as part of any FFBI program sales. The 5% commission is a standard commission paid by Herbalife to independent distributors such as Gilling. FFBI has no influence, or agreement, as to what commissions Gilling will receive from Herbalife. This is a matter entirely determined independently through Gilling independent distributor agreement with Herbalife.

The License fee payment will be made by way of initial deposit of $20,000 in October 2006, a further implementation Fee of $80,000 in January 2007, and then annually as invoiced $100,000 per year for four years. Pursuant to the licensing agreement Gilling will be entitled to 100,000 options convertible to unregistered shares at a 40% discount to market following the payment of implementation Fee in January 2007. Gilling is also to receive 100,000 options convertible to unregistered shares at a 40% discount to market as on each occasion that he invoices $1,000,000 in retail sales. The Company is to have the first right of refusal on the sale of the resultant shares by Gilling, at the then prevailing market price or less.

The successful implementation of all aspects of the business plan is subject to our ability to be able to raise additional funds and the Company strategy is to raise such further Capital through the issuance of:
     o    Promissory notes; and
     o further options, subsequently registering these options, following which the holder of these option would exercise these option resulting in the inflow of funds to the Company.

The Company is currently in negotiations with various parties in attempting to execute the above strategies and is hopeful that this strategy will provide $1,200,000 in Capital within the next 3 to 6 months.

A crucial component of our business strategy is to implement our sales plan in order that we may secure sufficient sales to become profitable. It has been estimated that we will require $180,000 for marketing, promotional and brand campaign costs, in order to effectively implement our sales plan.

If we raise less than $1,200,000 through the Company's intended capital raising strategy, we would have to curtail expenditures on recruitment of staff and or on various projects or delay these recruitment actions or projects until funds do become available. The delay in the recruitment of staff or projects will have an impact on our ability to achieve the sales target we seek to attain, and consequently delay the company reaching profitability.

Should the funding required to pursue our business strategy not be forthcoming from the aforementioned sources, we may have to explore other avenues of capital formation. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

For the purposes of providing working capital, FFBI borrowed from Fort Street Equity $19,008 on May 11, 2005, $15,000 on June 19, 2005, $60,240 on July 1,
2005, $20,000 and $5,000 on August 29, 2005, $2,280 on September 14 2005, $5,000
on September 23, 2005 and $7,500 on September 26, 2006 (the $7,500 in proceeds from this note were received by us in October 2005). These borrowings were evidenced by a total of nine promissory notes with all but the borrowing of July 1, being in the amounts borrowed. The borrowing of July 1 of $60,240 is evidenced by two promissory notes each of $30,120.

The promissory notes all have the same material terms in that they are unsecured, and carry an interest rate of five (5) percent per annum. The maturity date of the notes, together with any remaining interest, is December 31, 2009. Interest payments on the promissory notes are payable to Fort Street bi-annually and at the maturity date of the promissory notes, specifically, December 31, 2009.

There can be no assurance that we will be able to raise $4.5 million in equity capital through our planned capital raising strategy, or be successful in the sale of our products and services that will generate sufficient revenues to sustain our operations.

The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we have incurred operating losses since inception, and our working capital is insufficient to meet our planned business objectives. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues.

Plan of Operation

The detailed plan of operation outlined below is based on the capital raising strategy delivery $4.374 million. However, since we are a development stage company with no significant operating history and in poor financial condition, we may be unsuccessful in obtaining financing or the amount of the financing may be minimal, and therefore, inadequate to implement our full plan of operations as described below. We have therefore developed five alternative plans of operations depending on financing being raised at the levels of $4.374 million, $2.7 million, $1.2 million, $700,000 and $350,000. These alternate plans involve a scaling back or staged implementation of the $4.374 million plan of operations described in detail below.

For example if we were to raise only $350,000 then the following items would be funded:

                                               Approximate        Approximate
                                                 Dollar          Percentage of
Application of Proceeds                          Amount           Net Proceeds
-----------------------                          ------           ------------

Working Capital (6)
           Rent Expense            $ 40,000
           Salaries                 250,000
           Cash Flow Funding         60,000    $   350,000           100.0%
                                               -----------           ------
Total..................                        $   350,000           100.0%
                                               ===========           ======

As a result initiatives described in the full plan of operations that do not relate to the above items will not proceed. At this level of funding, the efforts of all personnel would be directed towards either further capital formation or revenue generation through program sales. The Salaries funding will allow a core group of staff to undertake specific activities as follows:

-    Capital raising via alternate sources.
- Actively working with the 67 independent account executives continuing to identify companies to undertake sales presentations to.
- Actively working with the 67 independent account executives researching company leads to ensure they meet an identified set of criteria.
- Approaching the identified companies via our 67 account executives with our sales proposal.
-    Closing sales and negotiating contracts.
- Working with the licencee to recruit and train sufficient customer service representatives to implement and deliver on contracts.
- For the business that we win initiating the implementation program via our customer service representatives.
- Continuing to monitor and report to the individuals and corporations consuming our programs.
- Undertaking the necessary administrative support tasks to support the above activities.

Further, if we were to raise less than $350,000, then the expenditures enumerated in this example will be decreased in a proportionate manner, provided that salaries will be decreased at a rate twice that of cash flow funding and rent expense.

As illustrated above, the implementation of the plan of operation is highly dependant on the level and timing of the capital raised. While we had originally contemplated that the implementation of the plan of operations would commence in February 2005 this was based on the capital raising being finalized some months earlier. As we have been unable to raise the funds required to date to date, we have been unable to pursue our intended plan of operations in the time frame originally anticipated. We have therefore based our plan of operation relative to a point in time after our intended capital raising.

Implementation  Of The $4.374 Million Plan Of Operations:

During the period ended September 30, 2006, we have devoted our activities to the following:

Maintaining our operating infrastructure;
- With the use of the minimal staffing levels maintaining the operations of FFBI.

Capital raising:
- Unconcluded discussions are continuing with various parties as to the provision of funding via a mixture of the issuance of Promissory notes, exercise of options and PIPES transactions. Management expectations are that the first tranche of funding amounting to $350,000 should be available by November 2006/

Expansions of the Licensee base:
-    An additional licensee has been signed up in the USA..

Sales:
------

- Identification of market segments that are predisposed to purchasing our programs.
-    Identifying companies with the purchasing power within that segment.
- Researching company leads to ensure they meet an identified set of criteria.
- Approaching the identified companies via our account executives with our sales proposal.
-    Winning the business
- Initiating the implementation program via our customer service representatives.
- Continually monitoring and reporting to the individuals and corporations consuming our programs.
- Continuously improving our internal processes and systems and ensure all account executives and customer service representatives are fully trained.

The plan of operations post-September 2006 is highly dependant on our ability to raise sufficient capital. As such, itemized below is our plan of operations, anticipated activities and expected costs assuming net proceeds from capital raising activities of $4,000,000. If a lesser amount is raised then it will be necessary to reduce both the range and extent of activities undertaken and some timeframes will extend.

The period ending three months post-capital raising:

Our business objectives for this period are as follows:

a. Recruitment of staff
-----------------------
The following staff will be recruited to augment the existing 3 staff members: - Senior Vice-President and Chief Operating Officer - Financial Officer - Development Director - 5 X Corporate account executives

b.   International Market Development - USA
-------------------------------------------
-    Identify potential new licensees in USA.
-    Sell new licenses in USA.
- Recruit Account Executives and Customer Service Representatives in conjunction with the Licensees in USA.
-    Refine our marketing and sales process in conjunction with the USA
     Licenses.
- Specify any required changes to our Web presence and our web base management information system to accommodate USA nuances.

c.   Sales
----------
Recruitment of five full-time employed corporate account executives will commence. Continued sales efforts by existing independent Account Executives targeting corporations.

d.   Computer Software and Systems
----------------------------------
Delivery and implementation of version 2 of our web-based integrated management system.

e.   Program Development
------------------------
It is expected in-house permanent staff will increase to include a Development Director. We will also initiate new product offerings such as: Physical activity components, (i.e. walking programs) stress management programs (i.e. yoga, meditation, Tai Chi) Inoculations, education programs (i.e. meal planning, cooking lessons) weight management (dietitian, nutritionist) to be included in the programs identified by our collaborate approach with other Occupational Health and Safety Providers.

f.   Marketing, Promotion Literature and Brand
----------------------------------------------
Continue Marketing and Brand building via press releases, targeted media interaction, and relationship building events.

Methods of Achieving Objectives

The new Development Director will, deliver on items (b)and (e) and we have estimated that we require $40,000 for research assistance and travel to USA.

The Senior Vice President/Chief Operating Officer will be responsible for the recruitment activity of Item (c) and will engage the services of a professional recruitment firm to assist in this process. It is anticipated that it will cost in the order of $60,000.

The sales activity of Item (c) will be achieved by the Senior Vice President of Sales with the assistance of our Licensee, independent account executives, and independent customer service representatives.

Item (d) will require the assistance of Insource Pty Ltd. We entered into a contract with Insource Pty. Ltd. for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to $40,502 and includes the delivery and implementation assistance for version 2.

Item (f) will be achieved through the efforts of the existing full time staff of FFBI.

The period ending 6 months post-capital raising:
------------------------------------------------

Our business objectives for this period are as follows:

a.   Computer Software and Systems
----------------------------------
Specify the call centre module that is to be developed as part of the Web based management information system.

Enhance the Web Based information system to cater for the Japanese market.

b.   Website Design and Enhancement
-----------------------------------
Specify and implement the e-commerce components of the web presence.

Modify the Web presence to cater for the USA market place.

c.   Multi Media Training programs
----------------------------------
Specify the requirements in order to change the paper base training programs for our account executives and customer service representatives to a Multi Media base.

d.   Marketing, Promotion Literature and Brand:
-----------------------------------------------
Continue Marketing and Brand building via continued press releases, targeted media interaction and relationship building events.

Implement an Awards program to recognize businesses that operate corporate health and awareness programs, particularly those which achieve outstanding productivity improvements or reductions in absenteeism. Partner with Australian State and Federal Governments to recognize public sector employers who achieve in this area.

Commence Marketing and Brand building activities in USA in which we identify corporations within market segments that are predisposed to purchasing our programs and then sell to them.

e.   International Market Development
-------------------------------------

Continue with the preparation to commence business in USA.
- Initiate new product offerings to be included in the Fit For Business USA programs

Commence market development for Japan as follows:

- Research and test Japan market for compatibility in accepting the current configuration of our programs.
-    Develop marketing approach to sell licenses in Japan.
-    Identify potential new licensees in Japan. Sell licenses in South
     Japan.
- Recruit account executives and customer service representatives in conjunction with the Licensees in Japan.
- Refine our marketing and sales process in conjunction with the Japanese Licensees.
- Specify any required changes to our Web presence and our web base management information system to accommodate Japanese nuances.

f.   Sales
----------
The five full-time employed corporate account executives will commence employment and be trained and start to sell our programs to our target markets. The sales process and length of time taken to finalize sales will vary depending on the size and nature of the organization that we are targeting.

New Licensee in Australia and USA would be joining and bringing on between 10 to 15 Independent Account Executives to assist with the sales effort.

Method of achieving objectives

Items (a) and (b) will require the assistance of Insource Pty Ltd. We will negotiate a new contract for the delivery of these objectives and anticipate that the cost for this component will be $40,000.

Item (c) will require the assistance of a specialized elearning content developer and provider. A specific provider has not been identified at this time. The cost is expected to be $20,000.

Item (d) will be achieved through the efforts of the existing full time staff of FFBI and the engagement of a Advertising and Communications agency. The cost is expected to be $40,000.

Item (e) will be delivered by the Development Director and will require an estimated $70,000 for research assistance and travel.

Item (f) will be achieved and guided by the Senior Vice President of Sales.

The period ending 9 months post-capital formation:
--------------------------------------------------
Our business objectives for this period are as follows:

a.   Computer Software and Systems
----------------------------------
Develop and implement the call centre module that is part of the Web based management information system.

Enhance the Web Based information system to cater for the Japanese market.

b.   Website Design and Enhancement
-----------------------------------
Modify the Web presence to cater for the Japanese market place.

c.   Multi Media Training programs
----------------------------------
Develop and implement the multi media based training programs for our account executives and customer service representatives.

d.   Marketing, Promotion Literature and Brand:
-----------------------------------------------
Continue marketing and brand building via continued press releases, targeted media interaction and relationship building events.

Commence marketing and brand building activities in Japan in which we identify corporations within market segments that are predisposed to purchasing our programs and then sell to them.

e.   International Market Development
-------------------------------------

Continue with the preparation to commence business in Japan. -- Initiate new product offerings to be included in the Fit For Business Japanese programs.

Commence market development for South Korea as follows:
- Research and test South Korean market for compatibility in accepting the current configuration of our programs.
-    Develop marketing approach to sell licenses into South Korea.
-    Identify potential new licensees in South Korea. Sell licenses in South
     Korea.
- Recruit account executives and customer service representatives in conjunction with the Licensees in South Korea.
- Refine our marketing and sales process in conjunction with the South Korean Licensees.
- Specify any required changes to our Web presence and our web base management information system to accommodate South Korean nuances.

f.   Sales
----------
Sales in Australia are expected to be established with consistent program sales and first USA sales commencing. It is anticipated that a new Licensee would be joining for Japan and bringing on between 5 and 10 account executives to assist with the Sales effort.

Method of achieving objectives

Items (a) and (b) will require the assistance of Insource Pty Ltd. We anticipate that the cost for this component will be $70,000.

Item (c) will require the assistance of a specialized learning content developer and provider. A specific provider has not been identified at this time. The cost is expected to be $80,000.

Item (d) will be achieved through the efforts of the existing full time staff of FFBI and the engagement of a Advertising and Communications agency. The cost is expected to be $90,000.

Item (e) will be delivered by the Development Director and will require an estimated $100,000 for research assistance and travel.

Item (f) will be achieved and guided by the Senior Vice President of Sales.

Since we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining financing or the amount of the financing may be minimal, and therefore, inadequate to implement our full plan of operations. We have developed five alternative plans of operations depending on financing being raised at the levels of $4.374 million, $2.7 million, $1.2 million, $700,000 and $350,000. These alternate plans involve a scaling back or staged implementation of the $4.374 million plan of operations described. In the event that we do not receive the full, or partial financing, or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

1.   Sell or dispose of our assets;

2. Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

3. If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

4. File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;

5. Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

6. Make the appropriate filings with the National Association of Security Dealers to affect a de-listing of our common stock, if, in fact, our common stock is quoted on the Over-the-Counter Bulletin Board at that time.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the US Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we may be forced to take.

Material commitments for capital expenditure: We have no material commitments for capital expenditures.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005



Report of Registered Independent Auditors....................................F-2

Financial Statements-

   Balance Sheet as of June 30, 2006.........................................F-3

   Statements of Operations and Comprehensive (Loss) for the Years
     Ended June 30, 2006, and 2005, and Cumulative from Inception ...........F-4

   Statements of Stockholders' (Deficit) for the Periods from Inception
     Through June 30, 2006 ..................................................F-5

   Statements of Cash Flows for the Years Ended June 30, 2006, and 2005,
     and Cumulative from Inception ..........................................F-6

   Notes to Financial Statements for the Years
     Ended June 30, 2006, and 2005 ..........................................F-8

                    REPORT OF REGISTERED INDEPENDENT AUDITORS



To the Stockholders and Board of Directors of Fit For Business International, Inc.:

We have audited the accompanying balance sheet of Fit For Business International, Inc. (a Nevada corporation in the development stage) as of June 30, 2006, and the related statements of operations and comprehensive (loss), stockholders' (deficit), and cash flows for each of the two years in the period ended June 30, 2006, and from inception (December 14, 1998) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fit For Business International, Inc. as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, and from inception (December 14, 1998) through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, is conducting its capital formation activities, has experienced operating losses since inception, and its working capital is insufficient to meet planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
October 22, 2006.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET (NOTE 2)
                               AS OF JUNE 30, 2006

                                     ASSETS
                                     ------
                                                                                2006
                                                                            -----------
Current Assets:
   Cash on hand                                                             $        95
   Accounts Receivable-
      Trade                                                                        --
      License fee                                                               375,250
      Less - Allowance for doubtful accounts                                   (375,250)
                                                                            -----------
         Total accounts receivable                                                 --
   Inventory                                                                      1,277
                                                                            -----------
         Total current assets                                                     1,372
                                                                            -----------
Property and Equipment:
   Developed software applications                                               38,393
   Web site development costs                                                     7,593
   Office and computer equipment                                                  1,970
   Furniture and fixtures                                                           175
                                                                            -----------
                                                                                 48,131
   Less - Accumulated depreciation and amortization                             (13,865)
                                                                            -----------
         Net property and equipment                                              34,266
                                                                            -----------
Other Assets:
   Trademark                                                                        219
   Less - Accumulated amortization                                                 (170)
   Deferred offering costs                                                      142,952
                                                                            -----------
         Total other assets                                                     143,001
                                                                            -----------
Total Assets                                                                $   178,639
                                                                            ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
   Checks in excess of bank balances                                        $     2,471
   Accounts payable - Trade                                                      80,641
   Accrued liabilities                                                        1,097,769
   Loans from related parties                                                   103,334
   Deferred revenue - License fee                                               500,000
                                                                            -----------
         Total current liabilities                                            1,784,215
                                                                            -----------
Promissory Note:
   Promissory note - Elontraion Pty. Ltd, 5% per annum, due
    December 31, 2009, unsecured                                                 18,253
Promissory notes and Accrued Interest Subject to Rescission:
   Promissory notes - Fort Street Equity, Inc., 5% per annum, due
    December 31, 2009, and accrued interest, unsecured                          138,102
                                                                            -----------
         Total long-term debt                                                   156,355
                                                                            -----------
         Total liabilities                                                    1,940,570
                                                                            -----------
Commitments and Contingencies

Stockholders' (Deficit):
   Preferred stock, par value $.001 per share; 10,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                           1,000
   Common stock, par value $.001, 100,000,000 shares
    authorized; 20,971,000 shares issued and outstanding                         20,971
   Additional paid-in capital                                                   828,842
   Less - Common stock subscription receivable - Fort Street Equity, Inc.       (12,000)
   Accumulated other comprehensive income                                         9,116
   (Deficit) accumulated during the development stage                        (2,609,860)
                                                                            -----------
         Total stockholders' (deficit)                                       (1,761,931)
                                                                            -----------
Total Liabilities and Stockholders' (Deficit)                               $   178,639
                                                                            ===========


                 The accompanying notes to financial statements
                  are an integral part of this balance sheet.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                          AND CUMULATIVE FROM INCEPTION
                    (DECEMBER 14, 1998) THROUGH JUNE 30, 2006

                                                                      Years Ended
                                                                        June 30,              Cumulative
                                                             ----------------------------        From
                                                                 2006            2005          Inception
                                                             ------------    ------------    ------------
Revenues:
   Sales of products and services                            $      9,622    $     11,053    $     28,968
                                                             ------------    ------------    ------------
        Total revenues                                              9,622          11,053          28,968
                                                             ------------    ------------    ------------
Cost of Goods Sold:
   Cost of goods sold                                               6,381           4,300          14,404
                                                             ------------    ------------    ------------
Gross Profit (Loss)                                                 3,241           6,753          14,564
                                                             ------------    ------------    ------------
Expenses:
   Selling, general and administrative-
      Wages, compensation and related taxes                     1,120,246         132,564       1,449,426
      Bad debt expense                                            384,363            --           384,363
      Legal, accounting and consulting fees                       101,577         214,312         337,556
      Write-off of deferred offering costs                           --              --            79,685
      Advertising and promotion                                       102          31,821          40,316
      Travel, meals and lodging                                     1,994          30,847          35,249
      Office rent and common area costs                            16,651          16,171          32,822
      Training and development                                      1,417          25,473          26,890
      Depreciation and amortization                                 9,109           1,892          13,937
      Other                                                        30,107          39,007         188,801
      Realized foreign exchange adjustments                         8,079          45,566          14,500
                                                             ------------    ------------    ------------
        Total selling, general and administrative expenses      1,673,645         537,653       2,603,545
                                                             ------------    ------------    ------------
(Loss) from Operations                                         (1,670,404)       (530,900)     (2,588,981)
Other Income (Expense)                                             (7,313)         (5,408)        (20,879)
Provision for income taxes                                           --              --              --
                                                             ------------    ------------    ------------
Net (Loss)                                                     (1,677,717)       (536,308)     (2,609,860)
                                                             ------------    ------------    ------------
Comprehensive Income:
    Australian currency translation                                47,347           1,855           9,116
                                                             ------------    ------------    ------------
Total Comprehensive (Loss)                                   $ (1,630,370)   $   (534,453)   $ (2,600,744)
                                                             ============    ============    ============
(Loss) Per Common Share:
   (Loss) per common share - Basic and Diluted               $      (0.08)   $      (0.03)
                                                             ============    ============
Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                             20,888,123      20,235,890
                                                             ============    ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.


                                               FIT FOR BUSINESS INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
                                        FOR THE PERIODS FROM INCEPTION (DECEMBER 14, 1998)
                                                       THROUGH JUNE 30, 2006

                                                                                                           (Deficit)
                                                                              Common       Accumulated    Accumulated
                        Preferred Stock      Common stock      Additional     Stock           Other        During the
                      ------------------ -------------------     Paid-in   Subscription   Comprehensive   Development
    Description         Shares   Amount    Shares     Amount     Capital    Receivable    (Loss) Income      Stage         Totals
-------------------   ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 December 14, 1998         --    $ --          --    $   --    $     --    $       --     $        --     $      --     $      --
Australian currency
 translation               --      --          --        --          --            --              (534)         --            (534)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (16,960)      (16,960)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 1999             --      --          --        --          --            --              (534)      (16,960)      (17,494)
Australian currency
 translation               --      --          --        --          --            --             7,472          --           7,472
Net (loss) for the
 period                    --      --          --        --          --            --              --        (138,322)     (138,322)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2000             --      --          --        --          --            --             6,938      (155,282)     (148,344)
Issuance of common
 stock for services        --      --     5,000,000     5,000        --            --              --          (5,000)         --
Australian currency
 translation               --      --          --        --          --            --            25,453          --          25,453
Net (loss) for the
 period                    --      --          --        --          --            --              --         (53,529)      (53,529)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2001             --      --     5,000,000     5,000        --            --            32,391      (213,811)     (176,420)
Australian currency
 translation               --      --          --        --          --            --           (20,804)         --         (20,804)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (32,584)      (32,584)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2002             --      --     5,000,000     5,000        --            --            11,587      (246,395)     (229,808)
Australian currency
 translation               --      --          --        --          --            --           (45,554)         --         (45,554)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (24,176)      (24,176)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2003             --      --     5,000,000     5,000        --            --           (33,967)     (270,571)     (299,538)
Australian currency
 translation               --      --          --        --          --            --            (6,119)         --          (6,119)
Net (loss) for the
 period                    --      --          --        --          --            --              --        (130,264)     (130,264)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2004             --      --     5,000,000     5,000        --            --           (40,086)     (400,835)     (435,921)
Stock options
 issued for cash           --      --          --        --        10,000          --              --            --          10,000
Preferred and common
 stock issued for
 deemed reverse
 merger with FFB
 Australia            1,000,000   1,000  15,000,000    15,000     (30,950)         --              --           5,000        (9,950)
Employee
 compensation paid
 by issued shares          --      --          --        --       220,000          --              --            --         220,000
Loan from former
 director paid by
 issued shares             --      --          --        --         7,500          --            --              --           7,500
Consulting services
 paid by issued
 shares                    --      --          --        --       132,500          --              --            --         132,500
Promissory notes
 converted to
 common stock              --      --       870,000       870     377,932          --              --            --         378,802
Australian currency
 translation               --      --          --        --          --            --             1,855          --           1,855
Net (loss) for the
 period                    --      --          --        --          --            --              --        (536,308)     (536,308)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
June 30, 2005         1,000,000   1,000  20,870,000    20,870     716,982          --           (38,231)     (932,143)     (231,522)
Compensation from
 stock options
 issued by principal
 stockholder               --      --          --        --        54,751          --              --            --          54,751
Common stock issued
 for services              --      --         1,000         1         499          --              --            --             500
Compensation from
 common stock
 issued by principal
 stockholder               --      --          --        --         6,710          --              --            --           6,710
Common stock issued
 for cash                  --      --       100,000       100      49,900       (12,000)           --            --          38,000
Australian currency
 translation               --      --          --        --          --            --            47,347          --          47,347
Net (loss) for the
 period                    --      --          --        --          --            --              --      (1,677,717)   (1,677,717)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2006        1,000,000  $1,000  20,971,000  $ 20,971  $  828,842  $    (12,000)  $       9,116   $(2,609,860)  $(1,761,931)
                      =========  ======  ==========  ========  ==========  ============   =============   ===========   ===========

                                       The accompanying notes to financial statements are
                                             an integral part of these statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                              THROUGH JUNE 30, 2006

                                                                          Years Ended
                                                                            June 30,             Cumulative
                                                                  --------------------------       From
                                                                      2006           2005        Inception
                                                                  -----------    -----------    -----------
Operating Activities:
   Net (loss)                                                     $(1,677,717)   $  (536,308)   $(2,609,860)
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Depreciation and amortization                                     8,668          2,239         14,035
      Allowance for doubtful accounts                                 375,250           --          375,250
      Write-off of deferred offering costs                               --             --           77,000
      Employee compensation paid by issued options and shares          61,461         23,384        281,461
      Consulting and other services paid by issued shares                 500        132,500        133,000
      Interest on promissory notes converted to paid-in capital          --            5,698         13,801
        Changes in net assets and liabilities-
          Accounts receivable                                            --          124,750        124,750
          Inventory                                                     1,925         (3,202)        (1,277)
          Accounts payable - trade                                     28,599         49,148         80,641
          Accrued liabilities and other                             1,008,327         89,442      1,097,769
                                                                  -----------    -----------    -----------
Net Cash (Used in) Operating Activities                              (192,987)      (112,349)      (413,430)
                                                                  -----------    -----------    -----------
Investing Activities:
   Purchases of property and equipment                                   (149)        (1,790)        (2,145)
   Payment for Australian trademark                                         9            (21)          (219)
   Expenditures for web site development costs                         (2,640)          (466)        (7,593)
   Expenditures for developed software applications                     1,678        (40,071)       (38,393)
                                                                  -----------    -----------    -----------
Net Cash (Used in) Investing Activities                                (1,102)       (42,348)       (48,350)
                                                                  -----------    -----------    -----------
Financing Activities:
   Proceeds from issuance of convertible notes                           --          180,000        365,000
   Checks in excess of bank balance                                       863          1,608          2,471
   Proceeds from loans - related parties                               54,814        172,120        399,138
   Payments on loans - related parties                                (22,626)      (161,640)      (295,803)
   Proceeds from loan - former director                                  --             --            7,500
   Proceeds from issuance of promissory notes                         122,305         34,050        156,355
   Payments of deferred offering costs                                (50,199)       (69,753)      (219,952)
   Proceeds from issuance of capital stock                             38,000           --           38,050
                                                                  -----------    -----------    -----------
Net Cash Provided by Financing Activities                             143,157        156,385        452,759
                                                                  -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash                                47,347          1,855          9,116
                                                                  -----------    -----------    -----------
Net Increase (Decrease) in Cash                                        (3,585)         3,543             95
Cash - Beginning of Period                                              3,680            137           --
                                                                  -----------    -----------    -----------
Cash - End of Period                                              $        95    $     3,680    $        95
                                                                  ===========    ===========    ===========



               The accompanying notes to financial statements are
                      an integral part of these statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (NOTE 2)
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                              THROUGH JUNE 30, 2006

                                                                          Years Ended
                                                                            June 30,             Cumulative
                                                                  --------------------------       From
                                                                      2006           2005        Inception
                                                                  -----------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                    $       303    $       199    $       502
                                                                  ===========    ===========    ===========
      Income taxes                                                $      --      $      --      $      --
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

      On September 20, 2004, the Company issued 420,000 shares of common stock with a value of $140,000 in connection with the conversion of certain Notes and accrued interest.

      On September 29, 2004, the Company issued 450,000 shares of common stock with a value of $225,000 in connection with the conversion of the remainder of the Notes and accrued interest.

      On September 14, 2004, accrued employee compensation of $220,000 was satisfied with the issuance of 440,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, a loan to the Company of $7,500 by a former director was satisfied with the issuance of 15,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, accrued consulting services of $20,000 was satisfied with the issuance of 40,000 shares of common stock provided personally by an officer and director of the Company.

      On September 14, 2004, accrued consulting services of $112,500 were satisfied with the issuance of 225,000 shares of common stock provided personally by an officer and director of the Company.

      On March 7, 2006, transfer agent services valued at $500 were satisfied with the issuance of 1,000 shares of common stock by the Company.

               The accompanying notes to financial statements are
                     an integral part of these statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

In addition, in November 2003, FFB Australia commenced a capital formation activity to effect a deemed reverse merger with a corporation validly organized in the United States for the purpose of completing a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC"), and raising capital from the issuance of common stock in the public markets of up to $4.5 million. The initial capital formation activity through a deemed reverse merger and the issuance of common stock was unsuccessful. Subsequently, FFB Australia completed a deemed reverse merger with the Company, and FFBI has completed a registration of its common stock with the SEC pertaining to a second capital formation activity.

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 4), and its stockholders currently have voting control of FFBI, the accompanying financial statements and related disclosures in the notes to financial statements present the financial

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


position as of June 30, 2006, and the operations for the years ended June 30, 2006, and 2005, and for the period from inception (December 14, 1998) through June 30, 2006, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

Accounts receivable consist of amounts due from sales of its products and services, a license agreement, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2006, an allowance for doubtful accounts of $375,250 was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

For sales of literature, training materials, and nutritional products, revenue is realized upon shipment to the customer and there are no unfulfilled company elements related to a customer's order. Orders for literature, materials, and nutritional products are evidenced in writing on customer and call center order documents. Payments are provided in cash, check or by credit card at the time orders are placed with the Company.

For license agreements, revenue is realized from licensing activities related to various countries and geographic regions, which entitle licensees to provide a distribution network for the Company, the use of the Company logo, software and training materials, and the rights to market and promote the services of the Company. Revenue from such agreements is realized over the term and under the

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

   Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2006, FFBI had capitalized $7,593 related to its web site development.

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of June 30, 2006, the Company had capitalized $38,393 for projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of June 30, 2006, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

   Trademark

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

   Advertising Costs

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the years ended June 30, 2006, and 2005, advertising costs amounted to $102 and $31,821, respectively.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

  Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended June 30, 2006, and 2005, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

   Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended June 30, 2006, and 2005, and cumulative from inception (December 14, 1998) through June 30, 2006, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2006, the carrying value of the loans from related parties, accrued liabilities, and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company accounts for the fair value of stock options granted to employees, stock options granted by a principal stockholder to employees, and common stock issued by a principal stockholder to employees under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." During the year ended June 30, 2006, Fort Street Equity, Inc., as a principal stockholder, provided stock option grants and common stock on behalf of the Company to employees and other parties which are described in Notes 4 and 9.

   Concentrations of Risk

As of June 30, 2006, the Company had a material off-balance sheet risk with regards to its dependence upon Herbalife as its sole source of supply for the purchase of nutritional supplements related to its planned wellness programs.

No customer accounted for more than 10 percent of total revenues for the years ended June 30, 2006, and 2005.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2006, and revenues and expenses for the years ended June 30, 2006, and 2005, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of June 30, 2006, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company is pursuing various sources of equity financing, and plans to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing are being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from these capital formation activities will be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of June 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Notes were convertible into 10,000 shares of common stock per unit at any time prior to maturity at the option of the note holder, or, if called by FFBI, then automatically in the event of a public offering of shares. No value was associated with the conversion feature of the Notes. FFBI structured an incentive program with the first eleven subscribers to the private placement for the Notes, and provided an additional 1/2 unit of value for each unit subscribed. As such, as of September 14, 2004, FFBI had received and recorded proceeds of $365,000 under the private placement in exchange for the Notes with 87 units for the calculation of conversion into common stock (870,000 shares of common stock), and accrued interest in the amount of $13,801. The liability for the Notes was assumed by the Company as a result of the Exchange Agreement.

On September 20, 2004, the Company, pursuant to a planned public offering of its common stock, called and converted Notes with a unit value of 42 units into 420,000 shares of common stock. The transaction was valued at $0.33 per share of common stock for a total of $140,000. Further, on September 29, 2004, the remaining Notes with a unit value of 45 units were called and converted by the Company into 450,000 shares of common stock. The transaction was valued at $0.50 per share of common stock for a total of $225,000. The value of the conversion transactions in excess of the par value of the common stock issued, including accrued interest, has been presented as additional paid-in capital in the accompanying balance sheet as of June 30, 2006.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


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

   Stock Option Agreement and Stock Options Granted by Principal Stockholder

On July 25, 2004, the Company issued 2,000,000 options to Fort Street Equity, Inc. (see below) to purchase the same number of shares of its common stock for $10,000 in cash. The option period was initially through December 31, 2005, but was subsequently extended to September 30, 2006, by the Board of Directors of the Company. The exercise price of the options is the higher of $0.50 per share or the average-trading price of the Company's common stock over the preceding ten business days prior to exercise of the options, less a discount of 40 percent.

During the year ended June 30, 2006, Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 290,996 options on behalf of the Company to two employees to acquire a like number of

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


shares of common stock of the Company. The principal stockholder charged the grantees a total of $62,520 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 9.

The exercise price of each option granted amounted to $0.50, which equaled the market price of the Company's common stock on the date of each stock option grant. On the dates of grant, the stock options were fully vested and exercisable. The initial expiration date of the options granted was December 31, 2005. However, such date was subsequently extended to September 30, 2006, by the Board of Directors of the Company.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

      Average         Expected      Expected     Employee/         Life
     Risk-Free     Volatility of    Dividend    Nonemployee       of the
   Interest Rate       Stock         Yield       Exit Rate        Options
   -------------   -------------   ----------   -----------   ---------------

       3.81%           135.3%          0%           0%        43.9% of 1 year

Total compensation expense for the year ended June 30, 2006, amounted to $54,751. This amount has been charged to operations and recognized as a contribution to additional paid-in capital for the period.

The following tables summarize information about stock options outstanding and exercisable as of June 30, 2006:

                                 Stock Options Outstanding
                      -----------------------------------------------
                                      Weighted-Ave.
                        Number of       Remaining       Weighted-Ave.
           Exercise      Shares        Contractual        Exercise
            Price      Outstanding    Life in Years        Price
          ----------  -------------  ---------------   --------------

            $0.50       2,000,000         0.25             $0.50

                                 Stock Options Outstanding
                      -----------------------------------------------
                         Range of       Number of       Weighted-Ave.
                         Exercise         Shares           Exercise
                          Prices       Excercisable         Price
                      -------------  ---------------   --------------

                          $0.50         2,000,000           $0.50

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


   Common Stock Granted by Principal Stockholder

On March 22, 2006, Fort Street Equity, Inc., as a principal stockholder of the Company, provided common stock totaling 13,720 shares on behalf of the Company to an employee. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the accompanying financial statements for the year ended June 30, 2006.

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

On March 7, 2006, the Company issued 1,000 shares of its common stock with a value of $500 for transfer agent services.

On April 26, 2006, the Company issued to Fort Street Equity, Inc. 100,000 shares of its common stock with a value of $.50 per share for $50,000. The Company has received $38,000 related to the issuance of the common stock. As of June 30, 2006, $12,000 remained as a stock subscription receivable in the accompanying balance sheet.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


FFBI paid Fort Street two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by FFBI and Fort Street was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, FFBI expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs. FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. During the year ended June 30, 2006, the Company incurred an additional $50,199 in legal, accounting, administrative, and filing fees related to the second capital formation activity. As a result, as of June 30, 2006, the Company had $142,952 of deferred offering costs which were comprised of legal and accounting fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.

   Additional Common Stock Granted by Principal Stockholder

On March 22, 2006, Fort Street Equity, Inc., as a principal stockholder of the Company, provided common stock totaling 13,720 shares on behalf of the Company to an employee. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the accompanying financial statements for the year ended June 30, 2006.

(5)      Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2006, and 2005, was as follows (using a 34 percent effective Federal income tax rate):

                                                  2006          2005
                                               ----------    ----------

        Current Tax Provision:
           Federal-
             Taxable income                    $     --      $     --
                                               ----------    ----------

                Total current tax provision    $     --      $     --
                                               ==========    ==========

        Deferred Tax Provision:
           Federal-
             Loss carryforwards                $  570,400    $  182,300
             Change in valuation allowance       (570,400)     (182,300)
                                               ----------    ----------

                Total deferred tax provision   $     --      $     --
                                               ==========    ==========

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


The Company had deferred income tax assets as of June 30, 2006, as follows:

                                                  2006
                                               ----------

        Loss carryforwards                     $  887,400
        Less - Valuation allowance               (887,400)
                                               ----------

           Total net deferred tax assets       $     --
                                               ==========

As of June 30, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,609,900 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of June 30, 2006, the Company owed $26,974 to this entity. This amount owed to this entity was for working capital provided, is non-interest bearing, and has no terms for repayment.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of June 30, 2006, the Company owed $70,864 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of June 30, 2006, the Company owed $714 to Mark A. and Karen Poulsen for expenses incurred on behalf of the Company. Mr. Poulsen is the President and Chief Executive Officer of the Company. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of June 30, 2006, the Company owed $4,782 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

Donald Howell Wild, a former note holder and current stockholder of the Company (see Note 4), is the uncle of Linda Wild, also a former note holder and current stockholder of the Company. In addition, Mr. Wild is the father of Laraine Richardson, a principal in the Company of L.R. Global Marketing Pty. Ltd., which entity entered into a License Agreement with the Company on August 24, 2004 (see
Note 8). Mr. Wild also assisted the Company with the private placement of the Notes by marketing the placement, and was responsible for the subscription agreements of several note holders. Mr. Wild's services were valued at $20,000. The liability to Mr. Wild was satisfied by the transfer of 40,000 shares of common stock of FFBI directly to him from the shares received from the Exchange

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


Agreement by Mark A. Poulsen, President and Chief Executive Officer of the Company, at a value of $.50 per share. FFBI credited paid-in capital for the value of the accrued liability satisfied by Mr. Poulsen.

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

(7)      Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109", ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140," ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does do believe that this pronouncement will have a material impact on its statements of financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) A transfer of the servicer's financial assets that meets the requirements for sale

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


accounting; (b) A transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or (c) An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Company does do believe that this pronouncement will have a material impact on its statements of financial position or results of operations.

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

The delay experienced in collecting the remaining amount of the license fee from L.R. Global was due primarily to the extended period required by the Company to complete its capital formation activities, including the effective date of its Registration Statement on Form SB-2 with the SEC. The principals of L.R. Global informed the management of the Company that L.R. Global entered into the License Agreement with the understanding that the Company would implement its plan of operations (including the completion of its capital formation activities) in February 2005. At that time, L.R. Global was committed to provide additional sales and marketing resources, and pay the remaining amount of the license fee due. Further, as a result of additional discussions with the principals of L.R. Global and review of available credit information, management of the Company believed that: (i) L.R. Global would honor the terms of the License Agreement, and had sufficient operations and financial resources to pay the remaining amount owed to the Company, (ii) complete payment of the license fee would be

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


accomplished under the terms of the second extension agreement dated June 14, 2005, and (iii) the personal guarantees of the principals of L.R. Global provided sufficient additional assurance of collectibility under Australian law.

On May 2, 2006, the common stock of the Company began trading on the OTC:BB under the stock symbol FFBU. On May 23, 2006, the two principals of L.R. Global were notified by the Company of the date trading began of the Company's common stock on the OTC:BB, and that the balance of the license fee owed would be due and payable to the Company 60 days from that date. On July 6, 2006, the Company received a letter from the legal counsel for L.R. Global advising the management of the Company that payment of the remaining license fee would not be forthcoming due to alleged verbal misrepresentations made to the principals of L.R. Global by the management of the Company and principal stockholder as to the value of the common stock of the Company that would be achieved by the end of the first week and the end of the first month of trading on the OTC:BB. The principals of L.R. Global have disclosed to the Company through legal counsel that it was their understanding and expectation that the remaining amount due under the License Agreement would be satisfied from the sale of a portion or all of the 500,000 shares of common stock provided to L.R. Global by Mark A Poulsen, President and Chief Executive Officer of the Company (see below). Due to the fact that the trading price of the common stock of the Company in early July 2006, was insufficient to provide proceeds from the sale of the 500,000 shares of common stock owned by L.R. Global in an amount sufficient to satisfy the remaining amount due to the Company under the License Agreement, L.R. Global is asserting alleged damages for misrepresentation, negligent misstatement and/or breaches of Section 52 of the Australian Trade Practices Act of 1974, and has refused payment of the amount owed. Management of the Company denies that it had any responsibility as to the value of its common stock in relation to the amount owed by L.R. Global, and has demanded payment in full. As of October 22, 2006, negotiations are continuing between the Company and the principals of L.R. Global to receive full payment of the amount owed, but the Company has not sought to enforce the collection or personal guarantees provided under the terms of the second extension to the License Agreement dated June 14, 2005 by legal action. As a result of this lack of enforcement by the Company, a reserve for doubtful accounts in the amount of $375,250 was recorded in the accompanying financial statements as of June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue from the License Agreement for the years ended June 30, 2006, and 2005.

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

(9)      Promissory Notes - Fort Street Equity, Inc. and Elontraion Pty. Ltd.

On May 10, 2005, the Ralston Superannuation Fund ("Ralston Fund") entered into an Option Purchase Agreement with Fort Street whereby the Ralston Fund agreed to purchase 100,000 stock options of the Company held by Fort Street for the amount of $19,050. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. The Trustee for the Ralston Fund is Leanne Ralston, the wife of Prins A. Ralston. Mr. Ralston was the Senior Vice President and Chief Operating Officer of the Company. Fort Street subsequently

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated May 11, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to the Ralston Fund 100,000 shares of its common stock for no consideration or modification of the Option Purchase Agreement described above.

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

On July 1, 2005, Therese Mulherin, a former part-time employee of the Company, entered into two Option Purchase Agreements with Fort Street whereby the Ms. Mulherin agreed to purchase 277,576 stock options of the Company held by Fort Street for $60,240. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of two separate promissory notes dated July 1, 2005. Each promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the notes, together with any remaining interest, is December 31, 2009. Interest payments on the promissory notes are payable to Fort Street bi-annually and at the maturity date of the obligations. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Ms. Mulherin 277,576 of its common stock for no consideration or modification of the Option Purchase Agreement described above.

On August 19, 2005, Mr. Mark Hoey, a stockholder of the Company, entered into an Option Purchase Agreement with Fort Street whereby Mr. Hoey agreed to purchase 66,666 stock options of the Company held by Fort Street for the amount of $20,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Mr. Hoey 66,666 shares of its common stock for no consideration or modification of the Option Purchase Agreement described above.

On August 26, 2005, the Kelly Superannuation Fund, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 16,666 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 16,666 shares of its common stock to the Kelly Superannuation Fund for no consideration or modification of the Option Purchase Agreement described above.

On September 14, 2005, Sandra L. Wendt, Vice President and Chief Financial Officer of the Company, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 13,420 stock options of the Company held by Fort Street for the amount of $2,280. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 14, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, as described in Note 4, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 13,720 shares of its common stock on behalf of the Company to Ms. Wendt. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the accompanying financial statements for the year ended June 30, 2006. There was no modification of the Option Purchase Agreement described above as a result of the grant of the common stock by the principal stockholder.

On September 23, 2005, Keith Appleby, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 16,666 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 23, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 16,666 shares of its common stock to Mr. Appleby for no compensation or modification of the Option Purchase Agreement described above.

On September 26, 2005, Neil Wendt, a related party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 25,000 stock options of the Company held by Fort Street for the amount of $7,500. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 26, 2005. The Company received the proceeds from the promissory note in early October 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Mr. Wendt 25,000 shares of its common stock for no compensation or modification of the Option Purchase Agreement described above.

On November 28, 2005, Elontraion Pty. Ltd., an unrelated Australian private company, loaned $18,253 to the Company under the terms of a promissory note. This promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The proceeds from the promissory note were used for working

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


capital purposes. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Elontraion Pty. Ltd. bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street granted to Elontraion Pty. Ltd. 61,356 shares of its common stock for no compensation. There was no modification to the terms of the promissory note as a result of the grant of the common stock by Fort Street.

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

On September 21, 2004, the Company entered into a contract with Insource Pty. Ltd., a related party, for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to approximately $30,500, which was subsequently increased by approximately $10,000, and the estimated duration of the contract term was 14 weeks. Further, under the terms of the contract, a down payment of $3,500 was to be made, followed by weekly progress payments of approximately $1,930. The estimated term of the contract was subsequently extended to the end of June 2005, and certain additional features were added to the computerized systems applications. The Company completed the software development project on July 21, 2005, and placed the software in service. The cost of the software project amounted to $38,393, and has been reflected as "Developed software applications" in the accompanying balance sheet.

On November 28, 2004, the Company entered into a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. that provided for an effective date of July 1, 2004. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the year ended June 30, 2006, the Company accrued $16,651 in office rent and common area costs pertaining to this agreement.

On February 1, 2005, the Company also entered into a registered agent arrangement with Incorp. Services, Inc. whereby Incorp. agreed to act as the registered agent for the State of Nevada, and to provide certain virtual office, office facility use, and administrative services to the Company for a fee of $1,495 per year.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2006, AND 2005


of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $131,652, and accrued interest of $6,450, as of June 30, 2006, as amounts subject to rescission in the accompanying balance sheet.

On June 30, 2006, under the terms of a resolution made by the Board of Directors, the Company accrued a bonus of $365,050 (AUD$500,000) to Mark A. Poulsen, President and Chief Executive Officer of the Company, for successfully completing the registration of the Company's common stock with the SEC, and trading related to such stock on the OTC:BB for a period of 30 days.

(11)     Subsequent Events

   Second License Agreement

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. As of June 30, 2006, Mr. Gilling was also an option holder to purchase 50,000 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 9). Per the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. The fee for the Second License Agreement is $500,000 payable as follows:

         On or before October 16, 2000 - $20,000
         On January 30, 2007 - $80,000
         Balance to be invoiced each year for four years - $400,000

Also under the Second License Agreement, Mr. Gilling will be entitled to 100,000 stock options to purchase a like number of shares of unregistered common stock of the Company at a 40% discount from market following the payment of the license fee of $80,000 in January 2007. He will also receive 100,000 options to purchase a like number of unregistered shares of common of common stock of the Company at a 40% discount from market on each occasion that he invoices $1,000,000 in retail sales of the Company's products and services. Lastly, the Company is to have first right of refusal to purchase the resultant shares of common stock received by Mr. Gilling under the Second License Agreement at the then prevailing market price of the common stock or less.

   Expiration of Stock Options

On September 30, 2006, all options granted to purchase common stock of the Company expired unexercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Davis Accounting Group P.C., independent certified public accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

     CEO and CFO Certifications
     --------------------------

     The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     Evaluation of Disclosure Controls

     We maintain controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on our management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are effective.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   MANAGEMENT,
                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth current information about our executive officers and directors

Name                  Age    Position
---------------       ---    --------------------------------------------------
Mark A. Poulsen        44    President, Chief Executive Officer and Chairman of
                             the Board of Directors
Anthony F. Head        58    Senior Vice President of Sales and Director
Sandra L. Wendt        35    Senior Vice President of Administration, Chief
                             Financial Officer and Principal Accounting Officer


The following table summarizes the information about our executive officers and Directors previous roles for the last five years.

                                             Date of       Date of
Name              Title/Relationship       Commencement   Cessation           Company
---------------   -----------------------  ------------   -----------   --------------------
Mark A. Poulsen     Director                 December-                  Mark Poulsen &
                                                  1989      Ongoing     Associates Pty Ltd

                    Managing Director        December-                  Fit For Business
                                                  1998      Ongoing     (Australia) Pty Ltd
                    President, Chief
                    Executive Officer         January-      Ongoing     Fit For Business
                    & Chairman of the             2005                  International, Inc.
                    Board of Directors

Sandra L. Wendt     Personal Assistant      September-      December-   Mark Poulsen &
                    and Chief                     1996          1998    Associates Pty Ltd
                    Financial Officer

                    Chief Financial          December-      Ongoing     Fit For Business
                    Officer                       1998                  (Australia) Pty Ltd

                    Vice President of
                    Administration,           January-      Ongoing     Fit For Business
                    Chief                         2005                  International,Inc.
                    Financial Officer
                    and Principal
                    Accounting Officer

Anthony F. Head     Consultant and            Jan 1999      July 2001   Independent Consultant
                    Lecturer

                    Sales Director           July 2001      Ongoing      Fit For Business
                                                                         (Australia) Pty Ltd

                    Senior Vice President     January-      Ongoing      Fit For Business
                    of Sales & Director           2005                   International, Inc.


Mark A. Poulsen is our President, Chief Executive Officer and Chairman of the Board of Directors. Mark started his career as an apprentice carpenter in 1976 in the construction industry. He soon started his own marketing and distribution company Mark Poulsen & Associates Pty Ltd, on December 6, 1989, distributing Herbalife products. He has traveled extensively for Herbalife, training over 850,000 individuals from all over the world in areas ranging from sales and marketing, promotion, administration, leadership, life enhancement, and personal development. After 20 years as an independent Herbalife distributor, he could see the market place was changing and could see a need for not only improving corporate health but a real answer to the growing overweight and obesity issues. He commenced development of the Fit For Business concept in 1998. He has spent the last seven years enhancing the Fit for Business concept and programs while continuing his involvement with Herbalife.

Since 2000, he has spent the last 5 years building and developing Fit For Business (Australia) Pty Ltd, while still maintaining his Herbalife retail business (Mark Poulsen & Associates Pty. Ltd.). As Managing Director, his duties include recruiting and building sales networks in approximately 35 countries.

Anthony (Tony) F. Head is our Senior Vice President of Sales and Director. He graduated from Monford Sales Personnel Melbourne, he has also completed various courses in Selling & Sales. He has studied Marketing, Lithographic Arts and Computer Technology. Tony started his career in advertising, but soon realized that his vocation was in sales. Commencing his sales career with Cadbury Confectionary in 1978, he moved through the chain of management to taking on career paths inside the organization included marketing and administration roles. Tony moved into the Direct Selling Industry in 1984 working for Shaklee Australia, a large vitamin supplement and cosmetic company. He was responsible for the coordination of Regional Sales Leaders. He then joined Mary Kay Cosmetics from 1986 to 1993 as their Sales Development Director, responsible for recruitment, motivation and education of consultants, presentations, new product launches and public relations. He then joined Herbalife Ltd. as their Director of Communications and Sales for Pacific Rim. Over the next 6 years he was responsible for sales of Herbalife products in: Taiwan, Thailand, Philippines, Indonesia, Japan, South Korea, and Australia.

Tony Head worked for Herbalife Ltd. from 1993 to January 1999. His position was Director of Communications and Sales for the Pacific Rim. His main responsibilities were liaison with Herbalife Distributors, Event Coordination and Reporting. From 1999 to 2001, Tony was consulting to independent marketing distributors, doing guest speaking at meetings and advising on methods of advancement in the direct selling industry. In 2001, he started working for Fit For Business Australia (Pty) Ltd on a consulting basis. He has helped build and train the sales team, prepare presentations and event coordination.

Sandra L. Wendt is our Senior Vice President of Administration, Chief Financial Officer and Principal Accounting Officer. Sandra graduated from high school in 1978, and immediately began working in a stockbroker's office, working her way up to international settlements and accounts department. She then worked in office management for a real estate office, managing their office, and rentals list, dealing with trust accounts and leases. She then moved into the Superannuation Industry, working her way up from Accounts, to Senior Administrator of their in-house Employer Superannuation Fund, and was responsible for over 200 employers and 4,000 employees. Sandra was then promoted to oversee this position as Assistant Manager with over 25 staff under supervision. She started working for Mark A. Poulsen and Associates Pty Ltd. in 1996; with duties in office management, training and accounting. She attended courses in Web Development and data base design and management, and has used both these skills to her advantage, she has developed business planning, cash flow reporting, budgeting and forecasting, cash management and customer liaison skills. She has developed accounting procedures and is responsible for the financial control (managing cash flow, budgets, income and expense reports and financial and tax reporting) for Kamaneal Investments Pty Ltd and Mark Poulsen & Associates Pty Ltd.. She has the task of budget forecasting as well as account management on a daily basis. She has also developed and implemented the IS0 9000 :2000 system and maintains this as the Quality Manager of the Company.


PROMOTERS

Jason Farrell and Dawn Farrell were our founders and, therefore, are deemed to be our promoters.

ITEM 10 EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the last three fiscal years, for our President and for each of our other executive officers (the "Named Executive
Officers") whose compensation on an annualized basis is anticipated to exceed
$100,000 during fiscal 2006.

                           SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION           LONG TERM COMPENSATION           SECURITIES
                                                                   RESTRICTED         UNDERLYING
NAME AND PRINCIPAL    FISCAL                          ANNUAL          STOCK            OPTIONS         ALL OTHER
POSITION              YEAR       SALARY    BONUS   COMPENSATION      AWARDS        (NO. OF SHARES)   COMPENSATION
--------              ----       ------    -----   ------------      ------         --------------   ------------
1.   Mark Poulsen     2006          0        0           0              0                 0              0
                      2005      $   0        0           0              0                 0
                      2004      $288,986     0       $288,986           0                 0
2.   Tony Head        2006          0        0           0              0                 0
                      2005      $   0        0           0              0                 0
                      2004      $ 77,063     0       $ 77,063           0                 0
3.   Prins Ralston(1) 2006          0        0           0       1,500,000 shares         0
                      2005      $   0        0           0              0                 0
                      2004      $131,007     0       $131,007           0               30,000
4.   Sandra Wendt     2006          0        0           0              0                 0
                      2005      $   0        0           0              0                 0
                      2004      $ 42,385     0       $ 42,385           0                 0

(1) Prins Ralston temporarily resigned from his positions with the Company due to our inability to pay his salary.

Compensation of Directors

Our directors will not receive compensation for services provided as a member of our Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses incurred in connection with attendance at Board and committee meetings.

Employment Agreements

We presently have entered into the following employment agreements with our management personnel to retain their services. The employment agreements were all entered into on November 29, 2004. However, all of the employees commenced their work for us in 2005. Therefore, no salaries accrued prior to January 2005. Where bonuses are to be paid dependent on meeting budget, the meeting of budget refers to the annual fiscal budget which forecast our sales, revenues, expenses and profit. The annual budget is approved prior to the start of the fiscal year by our Board of Directors. At the end of the fiscal year, our Board of Directors will approve bonuses based on whether the forecast in the budget was met.

We entered into an employment agreement with Mark A. Poulsen to serve as our President and Chief Executive Officer. Under the terms of the agreement, Mr. Poulsen is compensated at the annual rate of $289,986 for services. He will also be paid 5 percent of the value of each country or geographic-area license sold. In addition, on December 1, 2004, the Board of Directors awarded a bonus of approximately $388,250 to be paid to Mr. Poulsen within 30 days after the listing of our common stock on the over-the-counter bulletin board. This bonus was awarded and calculated on the basis that Mr. Poulsen would not have drawn a salary or received any remuneration from the inception of him founding the Fit for Business Australia Pty Ltd. in December 1998. As the view of our board of directors was that Mr. Poulsen spent approximately two-thirds of his time over the last six years building the Australian business, the bonus was calculated using Mr. Poulsen's current Australian salary and applied on an approximately two-thirds basis over a period of six years. The payment of the bonus was made contingent on the listing of the common stock and capital raising as this would be the source of funds for the payment of the bonus. Mr. Poulsen's employment agreement does not contemplate the payment of any other bonuses.

We entered into an employment agreement with Prins A. Ralston to serve as our Senior Vice President and Chief Operating Officer. Under the terms of the agreement, Mr. Ralston is compensated at the annual rate of $131,007. He shall receive an annual bonus of $14,782 if we meet our budget each fiscal year. In addition, Mr. Ralston will be granted options to purchase 30,000 shares of our common stock under an option plan, when and if established. Mr. Ralston services were acquired through one of the largest recruiting companies in Australia and the world, Hudson Global Resources, who have office world wide. Hudson Global Resources undertook a extensive global search and advertising campaign to generate a short list of candidates, from which Mr. Ralston was selected following an exhaustive series of tests and interviews. We were obligated to pay a recruiting fee for the placement of Mr. Ralston to Hudson Global Resources amounting to approximately $21,100. Mr. Ralston has no affiliation with Hudson Global Resources other than that he was placed at Ingeus Limited, his previous employer, by them. Mr. Ralston has recently temporarily resigned as our employee since we are not in a position to pay his salary on a full time basis. Therefore, he is presently working as a consultant for us. When we are in a position to pay Mr. Ralston's full time salary, he shall become our full time employee again. Notwithstanding this fact, Mr. Ralston has remained as our Senior Vice President and Chief Operating Officer.

We entered into an employment agreement with Anthony F. Head to serve as our Senior Vice President of Sales. Mr. Head is also our Director. Under the terms of the agreement, Mr. Head is compensated at the annual rate of $77,063. He shall receive an annual bonus of $11,086 if we meet our budget each fiscal year. He will also be paid 5 percent of the value of each country or geographic-area license sold.

We entered into an employment agreement with Sandra L. Wendt to serve as our Vice President of Administration, Chief Financial Officer and Principal Accounting Officer. Under the terms of the agreement, Ms. Wendt is compensated at the annual rate of $42,385. She shall receive an annual bonus of $3,695 if we meet our budget each fiscal year.

The Board of FFBI adopted a conflict of interest policy on January 4, 2005. This policy is intended to minimize conflicts of interest by requiring each director to disclose all material interests which may lead to a conflict of interest involving the director or officer's role with FFBI, and has been filed as an exhibit to this Form SB-2.

Under the policy, a conflict that has been noted is that:

Mark A. Poulsen & Associates Pty. Ltd. is a company which Mark A. Poulsen is a Director of and through which he runs his Herbalife distributorship. Herbalife runs a network marketing systems, under which Mark Poulsen & Associates Pty Ltd directly receives 5% of income from Herbalife, dependant on the volume of the nutritional products sold through distributors who have been sponsored by Mark Poulsen & Associates Pty Ltd.

Currently, Mark A. Poulsen & Associates Pty. Ltd. has 21 distributors that it has sponsored under the Herbalife networking systems that are also independent FFBI account executives (16) and customer service representatives (5). As such Mark A. Poulsen should receive some distribution of dividends or income from Mark A. Poulsen and Associates Pty. Ltd. that have resulted from commissions paid to Mark A. Poulsen and Associates Pty. Ltd. from Herbalife as a result of nutritional products sold by FFBI's independent account executives and customers service representatives.

                                  STOCK OPTIONS

To date, we have agreed in the employment agreement with Mr. Ralston to grant him at a future date 30,000 stock options. We have not granted or agreed to grant any other stock options to our directors or officers. On July 25, 2004 we issued 2,000,000 options to purchase common shares to Fort Street Equity Inc. in consideration for $10,000 or $0.005 per option. The options grant Fort Street Equity, Inc. the right to purchase 2,000,000 common shares of our stock at the greater of the market price, as determined under the agreement, less a discount of 40%, or $0.50 per share. The options originally expired on December 31, 2005. However, they had been extended by us until September 30, 2006. Fort Street Equity, Inc., potentially acting as an underwriter, subsequently sold: (i) 100,000 options to the Ralston Superannuation Fund, a related party, for $19,008 on May 10, 2005; (ii) 50,000 options to Bruce Gilling, an unrelated party, for $15,000 on June 14, 2005; (iii) 277,576 options to Therese Mulherin, a related party, for $60,240 on July 1, 2005; (iv) 16,666 options to the Kelly Superannuation Fund, an unrelated party, for $5,000 on August 26, 2005; (v) 66,666 options to Mark Hoey, an unrelated party, for $20,000 on August 19, 2005;
(vi) 13,420 options to Sandra L. Wendt a related party, for $2,280 on September 14, 2005; (vii) 16,666 options to Keith Appleby, an unrelated party, for $5,000 on September 23, 2005; and (viii) 25,000 options to Neil Wendt, a related party, being the brother-in-law of Sandra L. Wendt, for $7,500 on September 26, 2005. These options have all since expired as of September 30, 2006.

We have not issued any stock options to any officers, directors or staff.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are the only persons beneficially owning, directly or indirectly, or exercising control or direction over more than 5% of voting rights attached to the shares of our common stock both prior to the Offering and after giving effect to the Offering and the exercise of the options being registered in this Registration Statement:

Name and Address                     Amount and Nature   Percent of    Percent
of Beneficial Owner                  of Beneficial       Class (3)(4)  of Class
                                     Ownership                         including
                                                                       Preferred
                                                                       Shares(5)
--------------------------------------------------------------------------------
Mark A. Poulsen                      11,580,000(1)         55.22%
10/27 Mayneview Street               61,580,000(7)                       86.77%
Milton, Queensland, Australia

Anthony F. Head                         275,000(2)          1.31%          .39%
18 Ti Tree Grove
Mornington, Victoria, Australia

Sandra L. Wendt                         100,000(7)          0.48%         0.14%
30 Cambridge Crescent
Forest Lake, Queensland, Australia

Prins Ralston
80 Windmere Avenue
Sinnamon Park, Queensland,            1,500,000(8)          7.63%         2.25%
4073 Australia

Executive Officers and               14,644,268            64.64%
Directors as a Group                 64,644,267(6)                       89.55%
(4 Persons)

(1) Includes 8,500,000 shares issued to Kamaneal Investments Pty Ltd as trustee for Mark Poulsen Family Trust;1,540,000 issued to Mark Poulsen; 1,540,000 issued to Karen Poulsen.
(2) Includes 25,000 shares held by Brenda Head, Anthony Head's wife.
(3) Based on 20,971,000 shares of common stock issued and outstanding as of January 23, 2006.
(4) Excludes 1,000,000 Series "A" Preferred Shares held by Mark A. Poulsen, each preferred share having the right to 50 votes in annual or special meetings of shareholders.
(5) Based on 20,971,000 shares of common stock issued and outstanding as of October 23, 2006 plus Mr. Poulsen's 1,000,000 Series "A" Preferred Shares or 50,000,000 shares of common stock, or an aggregate of 70,870,000. Therefore, the calculation is based on 70,971,000.
(6) Assumes inclusion of 50,000,000 shares of common stock based on Mr. Poulsen's ownership of 1,000,000 Series "A" Preferred Shares and assumes the conversions of the 1,434,006 options held by Fort Street Equity.
(7) Based on 100,000 shares of common stock issued and outstanding as of January 23, 2006.
(8) Includes 1,500,000 shares owned by the Ralston Family trust.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 14, 2004, we acquired all of the issued and outstanding shares of Subsidiary from Mark A. Poulsen and Mark A. Poulsen & Associates Pty. Ltd. in exchange for 15,000,000 shares of our common stock and 1,000,000 shares of our Series "A" preferred stock which were issued to Mark A. Poulsen and to Mark Poulsen & Associates Pty Ltd. Mark A. Poulsen subsequently transferred the following common shares in reliance on the exemption from registration provided by Section 4(1) of the Securities Act of 1933:

         Sandra L. Wendt (employee)                             100,000
         Brenda Head (former employee)                           25,000
         Jim Cooper (former employee)                            25,000
         Tony Head & Associates Pty Ltd. (director)             250,000
         Andrew Flannigan (former employee)                      30,000
         Evan Kalaitzis (independent contractor)                 10,000
                                                             ----------
         Total                                                  440,000
                                                             ==========

In addition, Mark A. Poulsen transferred shares to the following persons and corporations in reliance on the exemption from registration provided by Section 4(1) of the Securities Act of 1933:

         Donald Howell Wild                                      40,000
         L.R. Global Marketing Pty. Ltd.                        500,000
         Kellie Stough                                          112,500
         Louise Murray                                          112,500
           Sandra L. Wendt (employee)                            13,420
                                                             ----------
         Total                                                  778,420
                                                             ==========

The shares transferred by Mr. Poulsen are exempt from registration pursuant to the "section 4(1-1/2)" exemption. Under this exemption, where the sale of securities does not amount to a distribution (i.e., a public offering under Section 4(2) of the Securities Act of 1933), restricted securities or control securities may be resold in private transactions in reliance upon Section 4(1), regardless of the amount of securities sold and the period of time during which seller had held the securities.

Mr. Poulsen's transfer of FFB's shares fall within the "section 4(1-1/2)" exemption because such transfers were private and thus did not amount to a distribution, or public offering under Section 4(2). Generally, the sale of securities is regarded as private when the purchasers are "able to fend for themselves." SEC v. Ralston Purina Co., 346 U.S. 119 (1953). More specifically, a sale will be regarded as private when (i) the number of persons acquiring such securities is small; (ii) the persons acquiring such securities are sophisticated; (iii) the persons acquiring such securities had access to basic information relevant to the decision to purchase the securities being offered; and, (iv) the persons acquiring such shares had the necessary investment intent.

In this case, Mr. Poulsen transferred his shares to ten (10) transferees. Such transferees were sophisticated in that they were capable of evaluating the risks associated with the transaction. In addition, information about FFB was made available to the transferees at the time of the transactions. Please note that the SB-2 had not been formulated at the time such transfers took place. Eight out of the ten transferees' relationship to the company have been noted in the SB-2 as being either directors, employees, licensees or contractors to the company. The other two transferees were spouses of persons related to the company. As such all transferees had access to company and financial information. Furthermore, such transferees had the necessary investment intent when they accepted the transfer of the shares.

Because the transfer of the shares by Mr. Poulsen did not amount to a distribution, the transactions are exempt from registration under the Securities Act.

On September 14, 2004, an advance to us of $7,500 by a former director, Wayne Hoskins, was satisfied by the issuance of 15,000 shares of our common stock provided personally by Mark Poulsen, our officer and director.

On September 14, 2004, accrued consulting services of $20,000 for Donald Howell Wild was satisfied by the issuance of 40,000 shares of common stock provided personally by Mark Poulsen, our officer and director.

On August 25, 2004, Subsidiary entered into a License Agreement (the "Agreement") with L.R. Global Marketing Pty Ltd. ("L.R. Global"), an Australian Corporation acting as trustee for Fit For Business Australia/New Zealand Trust (the "trust"). The principals of L.R. Global Marketing Pty Ltd are Laraine Richardson and Dianne Waghorne, and the beneficiaries of the trust are Laraine Richardson and Dianne Waghorne. The principals of L.R. Global Marketing Pty Ltd. and the beneficiaries of the trust being the same persons are not related to the Company, or to Australia, or to its officers and directors except as described herein. Under the terms of the Agreement, L.R. Global has been granted a non-assignable license to represent Fit For Business (Australia) Pty Limited within Australia and New Zealand for a term of ten (10) years in consideration for the payment of a licensing fee in the amount of USD $500,000. Pursuant to the terms of the Agreement, L.R. Global may use the Company's logo our web based management information system, marketing and promotional literature, processes, systems, intellectual property and attend FFBI events, for the purpose of generating new customers for the Company and for training Account Executives and Customer Service Representatives. Subsequent to the share exchange transaction of Sept 14, 2004, Mark A. Poulsen transferred 500,000 common shares to L.R. Global. To date, L.R. Global has paid USD $124,750 and we agreed to extend until May 31, 2005 the deadline for the payment of the balance of the amount owing to us. In June 2005, L.R. Global paid us $7,000 and executed an amended license agreement. The amended License agreement provides for final payment of the balance of the license fee within 60 days after our stock is quoted on the OTC Bulletin Board. In addition, the principals of L.R. Global, Laraine Richardson and Dianne Waghorne, executed personal guarantees for the balance of the outstanding license fee.

On September 21, 2004, Subsidiary entered into a contract with Insource Pty. Ltd. for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to approximately $30,500, which was subsequently increased by approximately $10,000, and the estimated duration of the contract term was 14 weeks. Further, under the terms of the contract, a down payment of $3,500 was to be made, followed by weekly progress payments of approximately $1,930. The estimated term of the contract was subsequently extended to the end of June 2005, and certain additional features were added to the computerized systems applications. We have classified the asset that has been developed through September 30, 2005, amounting to $39,981, as "Developed software applications" in our financial statements. Mr. Evan Kalaitzis, a Director of Insource Pty. Ltd., is our stockholder.

Mark A. Poulsen also transferred 40,000 shares to Mr. Donald Wild. Mr. Wild has assisted Subsidiary in raising capital and has also purchased convertible promissory notes ($10,000).

We presently share office rent and other common area costs under an agreement with Mark A. Poulsen & Associates Pty Ltd. Mr. Poulsen is one of our officers and directors.

Mark A. Poulsen & Associates Pty. Ltd. is a company which Mark A. Poulsen is a Director of and through which he runs his Herbalife distributorship. Herbalife runs a network marketing system. Mark A. Poulsen & Associates Pty. Ltd. directly receives 5% commission from Herbalife, dependant on the volume of the nutritional products sold through distributors who have been sponsored by Mark
A. Poulsen & Associates Pty. Ltd. directly or indirectly through distributors in his network. Sales for the last 3 financial years from July 1, 2002 to June 30, 2005, totaled $7,657. The total commission paid to Mark A. Poulsen & Associates Pty. Ltd. from Herbalife Ltd. for such sales amounted to $386.


Currently, Mark A. Poulsen & Associates Pty. Ltd. has 21 distributors that it has sponsored under the Herbalife networking systems that are signed up as independent FFBI account executives (16) and customer service representatives
(5). As such Mark A. Poulsen should receive some distribution of dividends or income from Mark A. Poulsen and Associates Pty. Ltd. that have resulted from commissions paid to Mark A. Poulsen and Associates Pty. Ltd. from Herbalife as a result of nutritional products sold by FFBI's independent account executives and customers service representatives. This is a conflict of interest and may result in his allegiance being swayed.

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and a shareholder. It is wholly owned by Mark A. Poulsen, our President and Chief
Executive Officer. See the table below for amounts owed by the Company.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, our President and Chief Executive
Officer, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. See the table below for amounts owed by (due to) the Company.

Mark A. and Karen Poulsen incur expenses on behalf of the Company from time to time. Mark A. Poulsen is the President and Chief Executive Officer of the
Company. See the table below for amounts owed by the Company.

Mr. GL Ray is a shareholder of FFBI. Mr. Ray has provided a working capital loan to the Company as described in the table below.

For the amounts due to (from) related parties in the following table, all of the related party transactions presented are for working capital, are non-interest bearing, and have no terms for repayment.

                       Loans Due To (From) Related Parties
                       -----------------------------------

                                  Balance                               Balance                               Balance
                                  June 30,      Loans      Payments     June 30,      Loans      Payments     June 30,
                                   2003        Received      Made        2004        Received      Made        2005
                                 ---------    ---------   ---------    ---------    ---------   ---------    ---------
Mark A. Poulsen & Associates
 Pty. Ltd.                       $ 132,075    $  11,727   $ (55,541)   $  88,261    $  71,291   $(156,291)   $   3,261
Kamaneal Investments Pty. Ltd.       3,943        1,300     (32,123)     (26,880)      89,029        --         62,149
Mark A. & Karen Poulsen                326           11        --            337          408        --            745
GL Ray                                --           --          --           --          4,991        --          4,991
Wayne Hoskin                        11,341         --        (3,841)       7,500         --        (7,500)        --  (1)
                                 ---------    ---------   ---------    ---------    ---------   ---------    ---------
   Totals                        $ 147,685    $  13,038   $ (91,505)   $  69,218    $ 165,719   $(163,791)   $  71,146
                                 =========    =========   =========    =========    =========   =========    =========

                                                           Balance
                                   Loans      Payments    June 30,
                                  Received      Made        2006
                                 ---------   ---------    ---------
Mark A. Poulsen & Associates
 Pty. Ltd.                       $  23,713   $    --      $  26,974
Kamaneal Investments Pty. Ltd.      31,344     (22,626)      70,864
Mark A. & Karen Poulsen               --           (31)         714
GL Ray                                --          (209)       4,782
Wayne Hoskin                          --          --           --
                                 ---------   ---------    ---------
   Totals                        $  55,075   $ (22,866)   $ 103,334
                                 =========   =========    =========

(1) The amount owed to Mr. Hoskin was paid with the issuance of 15,000 shares of common stock provided by Mark A. Poulsen, President and Chief Executive Office of the Company, from shares obtained under the Exchange Agreement.

Donald Howell Wild, a former note holder and current stockholder, is the uncle of Linda Wild, also a former note holder and current stockholder. In addition, Mr. Wild is the father of Laraine Richardson, a principal in L.R. Global Marketing Pty. Ltd., which entity entered into a License Agreement us on August 24, 2004. Mr. Wild also assisted us with the private placement of the notes by marketing the placement, and was responsible for the subscription agreements of several note holders. Mr. Wild's services were valued at $20,000. The liability to Mr. Wild was satisfied by the transfer of 40,000 shares of our common stock directly to him from the shares received from the Exchange Agreement by Mark A. Poulsen, at a value of $.50 per share. We credited paid-in capital for the value of the accrued liability satisfied by Mr. Poulsen.

We completed a private placement of promissory notes to thirty individuals and entities and received proceeds of $365,000. The noteholders subsequently converted the promissory notes to 870,000 shares of our common stock. Of the thirty individuals and entities that subscribed to the private placement offering, twelve parties are considered both account executives (part of our independent marketing group) and independent Herbalife distributors, and six of the parties are only independent Herbalife distributors. Mark A. Poulsen is also an independent Herbalife distributor.

On November 25, 2005, Kamaneal Investments Pty. Ltd., a related party entity, loaned $31,341 to us. The amount loaned was for working capital purposes, is non-interest bearing, and has no terms for repayment. Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, our President and Chief Executive Officer, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen.

ITEM 13 EXHIBITS.

ITEM 13.    EXHIBITS

23.1        Consent of Independent Auditors

31(a)(b) CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                             FIT FOR BUSINESS INTERNATIONAL
                             By: /s/ Mark A. Poulsen
                                 -------------------
                                 Mark Poulsen
                                 President, Chief Executive Officer and
                                 Chairmen of the Board of Directors



Dated: October 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                  DATE




/s/ Mark A. Poulsen      President, Chief Executive Officer     October 23, 2006
-------------------      and Chairmen of the Board of
Mark Poulsen             Directors