Form 10QSB
period 2006-09-30
Fit For Business International Inc
filed 2006-11-24
CIK 1312623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes |_|  No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 24, 2006: 24,346,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS



PART I-- FINANCIAL INFORMATION.................................................1
------------------------------
   Item 1.     Financial Information...........................................1
   -------     ---------------------
   Item 2.     Management's Discussion and Analysis or Plan of Operation.......2
   -------     ---------------------------------------------------------
   Item 3.     Controls and Procedures.........................................7
   -------     -----------------------
PART II - OTHER INFORMATION....................................................7
---------------------------
   Item 1.     Legal Proceedings...............................................7
   -------     ------------------
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....7
   -------     ------------------------------------------------------------
   Item 3.     Defaults Upon Senior Securities.................................8
   -------     --------------------------------
   Item 4.     Submission of Matters to a Vote of Security Holders.............8
   -------     ----------------------------------------------------
   Item 5.     Other Information...............................................8
   -------     ------------------
   Item 6.     Exhibits and Reports of Form 8-K................................8
   -------     ---------------------------------
SIGNATURES.....................................................................9
----------

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                FINANCIAL REPORT
                     FOR THE PERIOD ENDED 30 SEPTEMBER 2006

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------
Statements of Operations and Comprehensive Loss                           F-2

Balance Sheet                                                             F-3

Statements of Stockholders' (Deficit)                                     F-4

Statements of Cash Flows                                                  F-5

Notes to and Forming Part of the Financial Statements                     F-6


                       FIT FOR BUSINESS INTERNATIONAL INC
                          (A DEVELOPMENT STAGE COMPANY)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                 FOR THE PERIOD 1 JULY 2006 TO 30 SEPTEMBER 2006
                          AND CUMULATIVE FROM INCEPTION
                 (DECEMBER 14, 1998) THROUGH SEPTEMBER 30, 2006


                                                        Periods Ended
                                                        September 30,                                 Cumulative
                                              --------------------------------       30/6/06             From
                                                   2006              2005              USD             Inception
                                              --------------    --------------    --------------    --------------
                                                   USD$              USD$                                USD$
REVENUES

Sales of product and services                       2,868.00          1,976.00         14,564.00         31,836.00
                                                                --------------
TOTAL REVENUES                                      2,868.00          1,976.00           --              31,836.00

COST OF GOODS SOLD                                   (697.00)          --                --             (15,101.00)
                                              --------------                      --------------    --------------
GROSS PROFIT (LOSS)                                 2,171.00          1,976.00         14,564.00         16,735.00
                                              --------------    --------------    --------------    --------------

OPERATING EXPENSES
Selling, general and administrative-

Advertising & Promotion                              --                 103.00         40,316.00         40,316.00
Bad Debt Expense                                     --                --             384,363.00        384,363.00
Write off of deferred offering costs                 --                --              79,685.00         79,685.00
Depreciation and amortisation                       2,370.00          2,177.00         13,937.00         16,307.00
Legal, accounting & consulting fees                10,455.00          8,529.00        337,556.00        348,011.00
Office rent & common area costs                      --               4,261.00         32,822.00         32,822.00
Wages, compensation and related taxes             240,853.00         36,091.00      1,449,426.00      1,735,028.00
Travelling expenses                                  --               1,759.00         35,249.00         35,249.00
Training & development                               --                 681.00         26,890.00         26,890.00
Other Expenses                                      7,993.00         68,734.00        188,801.00        196,794.00
Realised foreign exchange adjustments                --                (185.00)        14,500.00         14,500.00
                                              --------------    --------------    --------------    --------------
                                                  261,671.00        122,150.00      2,603,545.00      2,865,217.00
                                              --------------    --------------    --------------    --------------
                                                 (259,500.00)      (120,174.00)    (2,588,981.00)    (2,843,429.00)
                                              --------------    --------------    --------------    --------------
Other Income / (Expense)                            2,526.00           --             (20,879.00)       (15,827.00)
NET OPERATING PROFIT (LOSS)                      (256,974.00)      (120,174.00)    (2,609,860.00)    (2,866,834.00)
(Deficit) accumulated during
 development stage, beginning of period        (2,609,860.00)      (748,501.00)          --                --
                                              --------------    --------------    --------------    --------------
TOTAL AVAILABLE FOR APPROPRIATION (DEFICIT)    (2,866,834.00)      (904,675.00)    (2,630,739.00)    (2,866,834.00)
                                              --------------    --------------    --------------    --------------
(Deficit) accumulated during development
 stage, end of period                          (2,866,834.00)      (904,675.00)    (2,630,739.00)    (2,866,834.00)
                                              --------------    --------------    --------------    --------------

Comprehensive Income
Australian currency translation                    31,102.00           --               9,116.00         40,218.00
                                              --------------    --------------    --------------    --------------
Total Comprehensive (Loss)                     (2,834,312.00)      (904,675.00)    (2,621,623.00)    (2,826,616.00)
                                              ==============    ==============    ==============    ==============

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted            (0.13)            (0.04)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                20,888,123.00     20,235,890.00

        The accompanying notes form part of these financial statements.


                       FIT FOR BUSINESS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006

                                                                            2006
                                                                       -------------
                                                                            USD$
                                     ASSETS
CURRENT ASSETS
Cash on hand                                                               29,669.00
Accounts Receivable:
  Trade                                                                      --
  Franchise Fee Debtor                                                    874,632.00
  Allowance for doubtful accounts                                        (383,833.00)
                                                                       -------------
                                                                          490,799.00

Inventory                                                                   1,306.00

Total Current Assets                                                      521,776.00
                                                                       -------------
Property and Equipment:
Development software applications                                         39,272.00
Website development costs                                                  7,767.00
Office and computer equipment                                              2,015.00
Furniture & fixtures                                                         179.00
                                                                       -------------
                                                                           49,233.00
Less Accumulated depreciation and amortisation                            (16,480.00)
                                                                       -------------
Net Property and equipment                                                 32,753.00

OTHER ASSETS
Trademark                                                                     224.00
Less: Accumulated amortisation                                               (174.00)
Deferred Offering Costs                                                   146,221.00
                                                                       -------------
Total Other Assets                                                        146,271.00
                                                                       -------------
TOTAL ASSETS                                                           $  700,800.00
                                                                       =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts Payable - Trade                                                   70,724.00
Accrued Liabilities                                                       245,454.00
Employee Entitlements Payable                                           1,025,450.00
Loans from related parties                                                128,737.00
Deferred Revenue - Licence Fee (Entered pre July 2006)                    511,437.00
Good and services tax                                                      33,912.00
New Licence - Bruce Gilling (Current)                                      98,107.00
Loan - Fort Street                                                         29,015.00
                                                                       -------------
Total Current Liabilities                                               2,142,836.00


Promissory Notes Fort Street                                              134,664.00
Promissory Note - Elontraion PL                                            18,670.00
New Licence - Bruce Gilling (Non-current)                                 392,433.00
                                                                       -------------
Total Long-term debt                                                      545,767.00
                                                                       -------------
TOTAL LIABILITIES                                                       2,688,603.00
                                                                       -------------
SHAREHOLDERS' (DEFICIT):
Preferred stock, par value $.001 per share; 10,000,000 shares
authorised; 1,000,000 shares issued and outstanding                         1,000.00
Common stock, par value $.001, 100,000,000 shares
authorised; 20,971,000 shares issued and outstanding                       20,971.00
Additional paid in capital                                                828,842.00
Less: Common Stock subscription receivable - Fort Street Equity Inc.      (12,000.00)
(Deficit) accumulated during the development stage                     (2,866,834.00)
Accumulated other comprehensive income                                     40,218.00
                                                                       -------------
Total stockholders' (deficit)                                          (1,987,803.00)

Total Liabilities and Stockholders' (Deficit)                          $  700,800.00
                                                                       =============

         The accompanying notes form part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
               FOR THE PERIODS FROM INCEPTION (DECEMBER 14, 1998)
                           THROUGH SEPTEMBER 30, 2006

                                                                                                           (Deficit)
                                                                              Common       Accumulated    Accumulated
                      Preferred Stock        Common stock     Additional       Stock          Other        During the
                     -----------------  -------------------     Paid-in    Subscription   Comprehensive   Development
  Description         Shares    Amount    Shares     Amount     Capital     Receivable    (Loss) Income      Stage         Totals
-------------------  ---------  ------  ----------  -------   ----------   ------------   -------------   -----------   -----------
Balance -
 December 14, 1998        --    $ --          --    $  --     $     --     $      --      $        --     $      --     $      --
Australian currency
 translation              --      --          --       --           --            --               (534)         --            (534)
Net (loss) for
 the period               --      --          --       --           --            --               --         (16,960)      (16,960)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 1999            --      --          --       --           --            --               (534)      (16,960)      (17,494)
Australian currency
 translation              --      --          --       --           --            --              7,472          --           7,472
Net (loss) for
 the period               --      --          --       --           --            --               --        (138,322)     (138,322)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2000            --      --          --       --           --            --              6,938      (155,282)     (148,344)
Issuance of common
 stock for services       --      --     5,000,000    5,000         --            --               --          (5,000)         --
Australian currency
 translation              --      --          --       --           --            --             25,453          --          25,453
Net (loss) for
 the period               --      --          --       --           --            --               --         (53,529)      (53,529)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2001            --      --     5,000,000    5,000         --            --             32,391      (213,811)     (176,420)
Australian currency
 translation              --      --          --       --           --            --            (20,804)         --         (20,804)
Net (loss) for
 the period               --      --          --       --           --            --               --         (32,584)      (32,584)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2002            --      --     5,000,000    5,000         --            --             11,587      (246,395)     (229,808)
Australian currency
 translation              --      --          --       --           --            --            (45,554)         --         (45,554)
Net (loss) for
 the period               --      --          --       --           --            --               --         (24,176)      (24,176)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2003            --      --     5,000,000    5,000         --            --            (33,967)     (270,571)     (299,538)
Australian currency
 translation              --      --          --       --           --            --             (6,119)         --          (6,119)
Net (loss) for
 the period               --      --          --       --           --            --               --        (130,264)     (130,264)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2004            --      --     5,000,000    5,000         --            --            (40,086)     (400,835)     (435,921)
Stock options
 issued for cash          --      --          --       --         10,000          --               --            --          10,000
Preferred and
 common stock
 issued for deemed
 reverse merger
 with FFB Australia  1,000,000   1,000  15,000,000   15,000      (30,950)         --               --           5,000        (9,950)
Employee
 compensation paid
 by issued shares         --      --          --       --        220,000          --               --            --         220,000
Loan from former
 director paid by
 issued shares            --      --          --      7,500         --            --               --           7,500
Consulting services
 paid by
 issued shares            --      --          --       --        132,500          --               --            --         132,500
Promissory notes
 converted to
 common stock             --      --       870,000      870      377,932          --               --            --         378,802
Australian currency
 translation              --      --          --       --           --            --              1,855          --           1,855
Net (loss) for
 the period               --      --          --       --           --            --               --        (536,308)     (536,308)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2005       1,000,000   1,000  20,870,000   20,870      716,982          --            (38,231)     (932,143)     (231,522)
Compensation from
 stock options
 issued by principal
 stockholder              --      --          --       --         54,751          --               --            --          54,751
Common stock issued
 for services             --      --         1,000        1          499          --               --            --             500
Compensation from
 common stock
 issued by principal
 stockholder              --      --          --       --          6,710          --               --            --           6,710
Common stock issued
 for cash                 --      --       100,000      100       49,900       (12,000)            --            --          38,000
Australian currency
 translation              --      --          --       --           --            --             47,347          --          47,347
Net (loss) for
 the period               --      --          --       --           --            --               --      (1,677,717)   (1,677,717)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 June 30, 2006       1,000,000  $1,000  20,971,000  $20,971   $  828,842   $   (12,000)   $       9,116   $(2,609,860)  $(1,761,931)
Australian currency
 translation              --      --          --       --           --            --      $      31,102          --          31,102
Net (loss) for
 the period               --      --          --       --           --            --               --        (256,974)     (256,974)
                     ---------  ------  ----------  -------   ----------   -----------    -------------   -----------   -----------
Balance -
 September 30, 2006  1,000,000  $1,000  20,971,000  $20,971   $  828,842   $   (12,000)   $      40,218   $(2,866,834)  $(1,987,802)
                     =========  ======  ==========  =======   ==========   ===========    =============   ===========   ===========

         The accompanying notes form part of these financial statements.


                       FIT FOR BUSINESS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASHFLOWS
                 FOR THE PERIOD 1 JULY 2006 TO 30 SEPTEMBER 2006
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                           THROUGH SEPTEMBER 30, 2006

                                                               Years Ended               Cumulative
                                                              September 30,                 From
                                                          2006            2005            Inception
                                                      ------------    ------------     --------------
                                                          USD$            USD$              USD$
Operating Activities:
   Net Loss                                            (256,974.00)    (120,174.00)    (2,866,834.00)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortisation                          2,297.00        2,177.00         16,332.00
   Allowance for doubtful debts                            --              --             375,250.00
   Write off of deferred offering costs                    --              --              77,000.00
   Write off of deferred revenue - new
    licence fee (Bruce Gilling)                          (1,739.00)        --              (1,739.00)
   Employee compensation paid by issued
    options and shares                                     --              --             281,461.00
   Consulting and other services paid by
    issued shares                                          --              --             133,000.00
   Interest on promissory notes converted
    to paid-in capital                                     --              --              13,801.00
   Changes in net assets and liabilities:
     Accounts receivable                                   --              --             124,750.00
     Inventory                                             --              --              (1,372.00)
   Franchise Fee Debtor                                    --              (837.00)          --
   Deferred Revenue - Licence Fee                          --             1,115.00           --
   Accounts payable - trade                               2,395.00       22,439.00         83,036.00
   Accrued liabilities and other                        243,472.00       (8,279.00)     1,341,241.00
                                                      ------------    ------------    --------------
Net Cash (Used in) Operating Activities                 (10,549.00)    (103,559.00)      (424,074.00)

Investing Activities:
   Purchases of property and equipment                     --              --              (2,145.00)
   Payment for Australian trademark                        --              --                (219.00)
   Expenditures for website development costs              --              --              (7,593.00)
   Expenditures for developed software applications        --              --             (38,393.00)
                                                      ------------    ------------    --------------
Net Cash (Used in) Investing Activities                    --              --             (48,350.00)

Financing Activities:
   Proceeds from issuance of convertible notes             --              --             365,000.00
   Checks in excess of bank balance                        --           129,201.00          2,471.00
   Proceeds from loans - related parties                   --              --             399,138.00
   Payments from loans - related parties                   --              --            (295,803.00)
   Payments from loan - former director                    --              --               7,500.00
   Proceeds from issuance of promissory notes              --              --             156,355.00
   Payments of deferred offering costs                     --           (25,642.00)      (219,952.00)
   Proceeds from issuance of capital stock                 --              --              38,050.00
                                                      ------------    ------------    --------------
Net Cash Provided by Financing Activities                  --           103,559.00        452,759.00

Total                                                   (10,549.00)        --             (19,665.00)

Effect of Exchange Rate Changes on Cash                  40,218.00         --              49,334.00
                                                      ------------    ------------    --------------
Net Increase (Decrease) in Cash                          29,669.00         --              29,669.00

Cash - Beginning of Period                                 --              --                --
                                                      ------------    ------------    --------------
Cash - End of Period                                     29,669.00         --              29,669.00
                                                      ============    ============    ==============


         The accompanying notes form part of these financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 4), and its stockholders currently have voting control of FFBI, the accompanying consolidated financial

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2006, and the operations for the 3 month ended September 30, 2006, and comparatives for the period from inception (December 14, 1998) through September 30, 2006, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not certain footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB, filed on October 24, 2006, for the year ended June 30, 2006.


   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Accounts Receivable

Accounts receivable consist of amounts due from sales of its products and services, a license agreement, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2006, an allowance for doubtful accounts of $391,234 was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

   Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of September 30, 2006, FFBI had capitalized $2,489 related to its web site development.

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of September 30, 2006, the Company had capitalized $39,418 for projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of September 30, 2006, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


   Trademark

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

   Advertising Costs

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the three month period ended September 30, 2006 no advertising costs were incurred.

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

  Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three month period ended September 30, 2006 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


   Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three month period ended September 30, 2006, and cumulative from inception (December 14, 1998) through September 30, 2006, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


exchange. As of September 30, 2006, the carrying value of the loans from related parties, accrued liabilities, and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

The Company accounts for the fair value of stock options granted to employees, stock options granted by a principal stockholder to employees, and common stock issued by a principal stockholder to employees under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." Fort Street Equity, Inc., as a principal stockholder, has provided stock option grants and common stock on behalf of the Company to employees and other parties which are described in Notes 4 and 9.

   Concentrations of Risk

As of September 30, 2006, the Company had a material off-balance sheet risk with regards to its dependence upon Herbalife as its sole source of supply for the purchase of nutritional supplements related to its planned wellness programs.

No customer accounted for more than 10 percent of total revenues for the three month period ended September 30, 2006, nor cumulative from inception.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2006, and revenues and expenses for the three month period ended September 30, 2006, and and cumulative from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of September 30, 2006, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company is pursuing various sources of equity financing, and plans to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing are being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities will be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of September 30, 2006, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


On September 20, 2004, the Company, pursuant to a planned public offering of its common stock, called and converted Notes with a unit value of 42 units into 420,000 shares of common stock. The transaction was valued at $0.33 per share of common stock for a total of $140,000. Further, on September 29, 2004, the remaining Notes with a unit value of 45 units were called and converted by the Company into 450,000 shares of common stock. The transaction was valued at $0.50 per share of common stock for a total of $225,000. The value of the conversion transactions in excess of the par value of the common stock issued, including accrued interest, has been presented as additional paid-in capital in the accompanying balance sheet as of September 30, 2006.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

During the three months ended September 30, 2006, 565,994 of the stock options expired.

The exercise price of each option granted amounted to $0.50, which equaled the market price of the Company's common stock on the date of each stock option grant. On the dates of grant, the stock options were fully vested and exercisable. The initial expiration date of the options granted was December 31, 2005. However, such date was subsequently extended to September 30, 2006, and then 31 December, 2006, by the Board of Directors of the Company.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:



       Average        Expected      Expected    Employee/          Life
      Risk-Free     Volatility of   Dividend   Nonemployee        of the
    Interest Rate       Stock         Yield     Exit Rate        Options
    -------------   -------------   --------   -----------   ---------------
        3.81%          135.3%          0%          0%        43.9% of 1 year


The following tables summarize information about stock options outstanding and exercisable as of September 30, 2006:


                                Stock Options Outstanding
                        -------------------------------------------
                                      Weighted-Ave.
                         Number of      Remaining     Weighted-Ave.
             Exercise     Shares       Contractual      Exercise
               Price    Outstanding   Life in Years      Price
             --------   -----------   -------------   -------------

               $0.50     1,434,006        0.25           $0.50

                                 Stock Options Exercisable
                        -------------------------------------------
                          Range of     Number of      Weighted-Ave.
                          Exercise       Shares         Exercise
                           Prices     Excercisable       Price
                        -----------   -------------   -------------

                           $0.50      1,434,006          $0.50

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


   Common Stock Granted by Principal Stockholder

On March 22, 2006, Fort Street Equity, Inc., as a principal stockholder of the Company, provided common stock totaling 13,720 shares on behalf of the Company to an employee. The value of the common stock provided amounted to $6,710, and was recognized as compensation expense and additional paid-in capital of the Company in the accompanying financial statements for the year ended June 30, 2006.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


FFBI paid Fort Street two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by FFBI and Fort Street was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, FFBI expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs. FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. During the year ended June 30, 2006, the Company incurred an additional $50,199 in legal, accounting, administrative, and filing fees related to the second capital formation activity. As a result, as of September 30, 2006, the Company had $142,952 of deferred offering costs which were comprised of legal and accounting fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.

   Additional Common Stock Granted by Principal Stockholder

On March 22, 2006, Fort Street Equity, Inc., as a principal stockholder of the Company, provided common stock totaling 13,720 shares on behalf of the Company to an employee. The value of the common stock provided amounted to $6,710, and was recognized as compensation expense and additional paid-in capital of the Company in the accompanying financial statements for the year ended June 30, 2006.

(5)      Income Taxes

There was no provision (benefit) for income taxes for periods to September 30, 2006.

The Company had deferred income tax assets as of September 30, 2006, as follows:


                                                       2006
                                                   -----------
                Loss carryforwards                 $ 1,019,016
                Less - Valuation allowance          (1,019,016)
                                                   -----------
                   Total net deferree tax assets   $      --
                                                   ===========

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



As of September 30, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,997,107 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of September 30, 2006, the Company owed $47,945 to this entity. This amount owed to this entity was for working capital provided, is non-interest bearing, and has no terms for repayment.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of September 30, 2006, the Company owed $97,060 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of September 30, 2006, the Company owed $977 to Mark A. and Karen Poulsen for expenses incurred on behalf of the Company. Mr. Poulsen is the President and Chief Executive Officer of the Company. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of September 30, 2006, the Company owed $6,550 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

(7)      Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions - an Interpretation of SFAS Statement No. 109", ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies". The FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140", ("SFAS No. 155"). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does do believe that this pronouncement will have a material impact on its statements of financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", ("SFAS No. 156"), which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) A

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


transfer of the servicer's financial assets that meets the requirements for sale accounting; (b) A transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or (c) An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Company does do believe that this pronouncement will have a material impact on its statements of financial position or results of operations.

(8)      License Agreements

  First License Agreement

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

The delay experienced in collecting the remaining amount of the license fee from L.R. Global was due primarily to the extended period required by the Company to complete its capital formation activities, including the effective date of its Registration Statement on Form SB-2 with the SEC. The principals of L.R. Global informed the management of the Company that L.R. Global entered into the License Agreement with the understanding that the Company would implement its plan of operations (including the completion of its capital formation activities) in February 2005. At that time, L.R. Global was committed to provide additional sales and marketing resources, and pay the remaining amount of the license fee due. Further, as a result of additional discussions with the principals of L.R. Global and review of available credit information, management of the Company

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


believed that: (i) L.R. Global would honor the terms of the License Agreement, and had sufficient operations and financial resources to pay the remaining amount owed to the Company, (ii) complete payment of the license fee would be accomplished under the terms of the second extension agreement dated June 14, 2005, and (iii) the personal guarantees of the principals of L.R. Global provided sufficient additional assurance of collectibility under Australian law.

On May 2, 2006, the common stock of the Company began trading on the OTC:BB under the stock symbol FFBU. On May 23, 2006, the two principals of L.R. Global were notified by the Company of the date trading began of the Company's common stock on the OTC:BB, and that the balance of the license fee owed would be due and payable to the Company 60 days from that date. On July 6, 2006, the Company received a letter from the legal counsel for L.R. Global advising the management of the Company that payment of the remaining license fee would not be forthcoming due to alleged verbal misrepresentations made to the principals of L.R. Global by the management of the Company and principal stockholder as to the value of the common stock of the Company that would be achieved by the end of the first week and the end of the first month of trading on the OTC:BB. The principals of L.R. Global have disclosed to the Company through legal counsel that it was their understanding and expectation that the remaining amount due under the License Agreement would be satisfied from the sale of a portion or all of the 500,000 shares of common stock provided to L.R. Global by Mark A Poulsen, President and Chief Executive Officer of the Company (see below). Due to the fact that the trading price of the common stock of the Company in early July 2006, was insufficient to provide proceeds from the sale of the 500,000 shares of common stock owned by L.R. Global in an amount sufficient to satisfy the remaining amount due to the Company under the License Agreement, L.R. Global is asserting alleged damages for misrepresentation, negligent misstatement and/or breaches of Section 52 of the Australian Trade Practices Act of 1974, and has refused payment of the amount owed. Management of the Company denies that it had any responsibility as to the value of its common stock in relation to the amount owed by L.R. Global, and has demanded payment in full. As of October 21, 2006, negotiations are continuing between the Company and the principals of L.R. Global to receive full payment of the amount owed, but the Company has not sought to enforce the collection or personal guarantees provided under the terms of the second extension to the License Agreement dated June 14, 2005 by legal action. As a result of this lack of enforcement by the Company, a reserve for doubtful accounts in the amount of $375,250 was recorded in the accompanying financial statements as of June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue from the License Agreement for the years ended June 30, 2006, and 2005.

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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Liquidity and Capital Resources
-------------------------------

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2006, we had a working capital deficit of $(1,070,626.60) and an accumulated deficit of $(2,082,865.84). There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the period ended September 30,2006, we derived no revenues from the sale of programs to corporate and living well customers.

Our footnotes for the period ended September 30,2006, contains an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds in this offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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

Results of Operations
---------------------

PERIOD ENDED September 30, 2006, COMPARED TO THE PERIOD ENDED September 30,
2005.

Revenues
--------

Total revenues for the period ended September 30, 2006, amounted to $2,868.00 compared to revenues of $1,976 for the same period ended September 30, 2005. The small increase in revenues resulted by our engagement of one additional client.

Cost of Goods Sold
------------------

Cost of goods sold increased to $697.00 for the period ended September 30, 2006 as compared to $0 for the same period ended September 30, 2005. The increase was due to increased sales during the period ended September 30, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the period ended September 30, 2006 were $261,671.00 compared to $122,150 for the same period ended September 30, 2005. The increase was due to a large increase in wages, compensation and related taxes.

Other Income (Expense)
----------------------

For the period ended September 30, 2006, other income consisted of $2,526.00 related to a renual of subscriptions by some of our account executives, For the same fiscal period ended September 30, 2005, other income consisted of $0.00. As we had not been in business for a year at this time last period, this source of income was inapplicable.

Net (Loss)
----------

Net (loss) for the period ended September 30, 2006, amounted to $(256,974.00), compared to $(120,174) for the same period ended September 30, 2005. The increase of the net (loss) resulted primarily from the Company's increased wages and compensation expenses.

Comprehensive Income (Loss) - Australian Currency Translation
-------------------------------------------------------------

For the period ended September 30, 2006, comprehensive income related to Australian currency translation amounted to $31,102, compared to comprehensive income of $0 for the same fiscal period in 2005.

Total Comprehensive (Loss)
--------------------------

For the period ended September 30, 2006, we experienced a comprehensive (loss) of $(2,834,312), compared to a comprehensive (loss) of $(904,675) for the same fiscal period in 2005.

Off Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls
----------------------------

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As more fully disclosed on our Annual Report filed on October 24, 2006, whose information is hereby incorporated by reference, we may be a party to legal proceedings in the future with one of our licensees, L.R. Global.

Other than this possibility, neither our parent company nor our subsidiary, or any of their properties, is a party to any pending legal proceeding. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five per cent (5%) of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a party adverse to us or has a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As more fully described in Item 1.01 of our Current Report filed on November 16, 2006, whose information is hereby incorporated by reference, we sold 3,375,000 shares of our common stock to one investor for US$152,000, or $0.045 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The Investor was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transaction.


Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

         (a)    Reports on Form 8-K and Form 8K-A

                On November 17, 2006, we filed a Current Report on Form 8-K, whose information is hereby incorporated by reference. The Current
         Report pertained to the resignation of our Auditor, Davis Accounting
         Group, P.C., our engagement of a new auditor, Mendoza Berger & Company, LLP; the Resignation of one of our officers and directors, Prins
         Ralston; and regarding a Securities Purchase agreement entered into by the Company with one investor.

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

Incorporated  by  reference  to Exhibit 3.3 to          3.2          By-Laws
our Amendment No. 3 to Form SB-2  registration
statement on August 1, 2005 (SEC File No.
333-123176).

Incorporated by Reference to our refer Current         10.1          Securities Purchase Agreement.
Report filed November 17, 2006.

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


                                 FIT FOR BUSINESS INTERNATIONAL, INC.

Date: Novembver 24, 2006         By: /s/  Mark A. Poulsen
                                    ---------------------
                                 Mark A. Poulsen
                                 Chief Executive Officer, President, and
                                 Chairman of the Board of Directors


Date: November 24, 2006          By: /s/ Sandra Wendt
                                    -----------------
                                 Sandra Wendt
                                 Chief Financial Officer
                                 Principal Accounting Officer