Form 10QSB
period 2006-12-31
Fit For Business International Inc
filed 2007-02-14
CIK 1312623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2006
                                               -----------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                                   333-123176
                            (Commission file number)

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       20-2008579
             -------                                      ----------
   (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)

                  10/27 Mayneview St., Milton, Q 4064 Australia
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  61-7-33673355
                                  -------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2007: 24,346,000 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements..............................................1

   Item 2.   Management's Discussion and Analysis or Plan of Operation........25

   Item 3.   Controls and Procedures..........................................30


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings................................................31

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......31

   Item 3.   Defaults Upon Senior Securities..................................31

   Item 4.   Submission of Matters to a Vote of Security Holders..............31

   Item 5.   Other Information................................................31

   Item 6.   Exhibits and Reports of Form 8-K.................................31

SIGNATURES....................................................................34


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                          December 31,
                                                                              2006
                                                                          ------------
Current assets
   Cash and cash equivalents                                              $     43,216
   Inventory                                                                     1,380
                                                                          ------------

     Total current assets                                                       44,596

Property and equipment
   Office and computer equipment                                                 2,130
   Furniture and fixtures                                                          189
   Web site development costs                                                    8,209
   Developed software applications                                              41,506
                                                                          ------------

                                                                                52,034
   Less accumulated depreciation and amortization                              (19,880)
                                                                          ------------

     Net property and equipment                                                 32,154

Other assets
   Deferred offering costs                                                     178,370
   Trademark, less accumulated amortization of $196                                 41
                                                                          ------------

     Total other assets                                                        178,411
                                                                          ------------

Total assets                                                              $    255,161
                                                                          ============


   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                                          December 31,
                                                                              2006
                                                                          ------------

Current liabilities
   Accounts payable - trade                                               $     69,897
   Accrued compensation and related expenses                                 1,447,970
   Other accrued liabilities                                                   134,595
   Loans from related parties                                                  101,805
                                                                          ------------

     Total current liabilities                                               1,754,267

Deferred revenue - license fees                                                124,750

Promissory note
   Promissory note - Elontraion Pty. Ltd., 5% per annum, due
     December 31, 2009, unsecured                                               19,733

Promissory notes and accrued interest subject to rescission
   Promissory notes - Fort Street Equity, Inc., 5% per annum, principal
     and accrued interest due December 31, 2009, unsecured                     141,878

Stockholders' (deficit)
   Preferred stock, par value $0.001 per share; 10,000,000 shares
     authorized; 1,000,000 shares issued and outstanding                         1,000
   Common stock, par value $0.001 per share; 100,000,000 shares
     authorized; 24,346,000 shares issued and outstanding                       24,346
   Additional paid-in capital                                                  981,467
   Common stock subscription receivable - Fort Street Equity, Inc.             (12,000)
   Deficit accumulated during the development stage                         (2,687,105)
   Accumulated other comprehensive loss                                        (93,175)
                                                                          ------------

     Total stockholders' (deficit)                                          (1,785,467)
                                                                          ------------

Total liabilities and stockholders' (deficit)                             $    255,161
                                                                          ============

   The accompanying notes are an integral part of these financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                      December 14,
                                                         Three Months Ended               Six Months Ended               1998
                                                    ----------------------------    ----------------------------    (inception) to
                                                    December 31,    December 31,    December 31,    December 31,      December 31,
                                                        2006            2005            2006            2005             2006
                                                    ------------    ------------    ------------    ------------    --------------
Revenues                                            $      4,639    $      2,043    $      7,507    $      4,913    $       36,475
Cost of sales                                              2,033           1,099           2,730           1,992            17,134
                                                    ------------    ------------    ------------    ------------    --------------

Gross profit                                               2,606             944           4,777           2,921            19,341
                                                    ------------    ------------    ------------    ------------    --------------

Selling, general and administrative expenses
   Wages, compensation and related taxes                 152,757          29,535         393,610         120,823         1,843,036
   Legal, accounting and consulting fees                  21,723              24          32,178           8,553           369,734
   Advertising and promotion                                --              --              --               103            40,316
   Depreciation and amortization                           2,373           2,295           4,743           4,472            18,680
   Write-off of deferred offering costs                     --              --              --              --              79,685
   Office rent and common area costs                       8,463           4,169           8,463           8,429            41,285
   Training and development                                 --                (7)           --               674            26,890
   Travel, meals and lodging                                 458              61             458           1,820            35,707
   Realized foreign currency exchange adjustments           --             8,044            --             7,859            23,613
   Other selling, general and administrative               6,300           5,988          14,293          18,201           203,094
                                                    ------------    ------------    ------------    ------------    --------------

     Total selling, general and administrative
       expenses                                          192,074          50,109         453,745         170,934         2,682,040
                                                    ------------    ------------    ------------    ------------    --------------

(Loss) from operations                                  (189,468)        (49,165)       (448,968)       (168,013)       (2,662,699)

Other income (expense)                                    (6,053)         (1,844)         (3,527)         (3,179)          (24,406)

Provision for income taxes                                  --              --              --              --                --
                                                    ------------    ------------    ------------    ------------    --------------

Net loss                                                (195,521)        (51,009)       (452,495)       (171,192)       (2,687,105)

Other comprehensive income (loss)
   Australian currency translation                      (133,393)         12,206        (102,291)         13,216           (93,175)
                                                    ------------    ------------    ------------    ------------    --------------

Total comprehensive income (loss)                       (328,914)        (38,803)       (554,786)       (157,976)       (2,780,280)
                                                    ============    ============    ============    ============    ==============

Net (loss) per common share -
   basic and diluted                                       (0.01)          (0.00)          (0.03)          (0.01)
                                                    ============    ============    ============    ============

Weighted average number of common
  shares outstanding                                  22,915,293      20,870,000      21,943,147      20,870,000
                                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2006

                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
    Description         Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
-------------------   ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 December 14, 1998         --    $ --          --    $  --    $     --     $       --     $      --     $        --     $      --

Net (loss) for the
 period                    --      --          --       --          --             --         (16,960)           --         (16,960)
Australian currency
 translation               --      --          --       --          --             --            --              (534)         (534)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 1999             --      --          --       --          --             --         (16,960)           (534)      (17,494)

Net (loss) for
 the period                --      --          --       --          --             --        (138,322)           --        (138,322)
Australian currency
 translation               --      --          --       --          --             --            --             7,472         7,472
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2000             --      --          --       --          --             --        (155,282)          6,938      (148,344)

Issuance of common
 stock for services        --      --     5,000,000    5,000        --             --          (5,000)           --            --
Net (loss) for the
 period                    --      --          --       --          --             --         (53,529)           --         (53,529)
Australian currency
 translation               --      --          --       --          --             --            --            25,453        25,453
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2001             --      --     5,000,000    5,000        --             --        (213,811)         32,391      (176,420)

Net (loss) for
 the period                --      --          --       --          --             --         (32,584)           --         (32,584)
Australian currency
 translation               --      --          --       --          --             --            --           (20,804)      (20,804)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2002             --      --     5,000,000    5,000        --             --        (246,395)         11,587      (229,808)

Net (loss) for
 the period                --      --          --       --          --             --         (24,176)           --         (24,176)
Australian currency
 translation               --      --          --       --          --             --            --           (45,554)      (45,554)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2003             --      --     5,000,000    5,000        --             --        (270,571)        (33,967)     (299,538)

Net (loss) for
 the period                --      --          --       --          --             --        (130,264)           --        (130,264)
Australian currency
 translation               --      --          --       --          --             --            --            (6,119)       (6,119)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
June 30, 2004              --      --     5,000,000    5,000        --             --        (400,835)        (40,086)     (435,921)


   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2006


                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
    Description         Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
-------------------   ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Stock options
 issued for cash           --      --          --       --        10,000           --            --              --          10,000
Preferred and
 common stock
 issued for deemed
 reverse merger
 with FFB Australia   1,000,000   1,000  15,000,000   15,000     (30,950)          --           5,000            --          (9,950)
Employee
 compensation paid
 by shares issued
 by company
 officer/director          --      --          --       --       220,000           --            --              --         220,000
Loan from former
 director paid by
 shares issued by
 company
 officer/director          --      --          --       --         7,500           --            --              --           7,500
Consulting services
 paid by shares
 issued by company
 officer/director          --      --          --       --       132,500           --            --              --         132,500
Promissory notes
 converted to
 common stock           870,000     870     377,932     --          --             --         378,802
Net (loss) for
 the period                --      --          --       --          --             --        (536,308)           --        (536,308)
Australian currency
 translation               --      --          --       --          --             --            --             1,855         1,855
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2005        1,000,000   1,000  20,870,000   20,870     716,982           --        (932,143)        (38,231)     (231,522)

Compensation from
 stock options
 issued by principal
 stockholder               --      --          --       --        54,751           --            --              --          54,751
Common stock issued
 for services              --      --         1,000        1         499           --            --              --             500
Compensation from
 stock options
 issued by principal
 stockholder               --      --          --       --         6,710           --            --              --           6,710
Common stock issued
 for cash                  --      --       100,000      100      49,900        (12,000)         --              --          38,000
Net (loss) for the
 period (as
 restated - see
 Note 12)                  --      --          --       --          --             --      (1,302,467)           --      (1,302,467)
Australian currency
 translation               --      --          --       --          --             --            --            47,347        47,347
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 June 30, 2006 (as
 restated - see
 Note 12)             1,000,000   1,000  20,971,000   20,971     828,842        (12,000)   (2,234,610)          9,116    (1,386,681)


   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2006


                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
    Description         Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
-------------------   ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Common stock issued
 for cash
 (unaudited)               --      --     3,375,000    3,375     148,625           --            --              --         152,000
Compensation from
 extending terms
 of stock options
 (unaudited)               --      --          --       --         4,000           --            --              --           4,000
Net (loss) for the
 period (unaudited)        --      --          --       --          --             --        (452,495)           --        (452,495)
Australian currency
 translation
(unaudited)                --      --          --       --          --             --            --          (102,291)     (102,291)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 December 31, 2006
 (unaudited)          1,000,000  $1,000  24,346,000  $24,346  $  981,467   $    (12,000)  $(2,687,105)  $     (93,175)  $(1,785,467)
                      =========  ======  ==========  =======  ==========   ============   ===========   =============   ===========


   The accompanying notes are an integral part of these financial statements.


                     FIT FOR BUSINESS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  For the period
                                                                                                    December 14,
                                                                         Six Months Ended               1998
                                                                   ----------------------------   (inception) to
                                                                   December 31,    December 31,     December 31,
                                                                       2006            2005             2006
                                                                   ------------    ------------    -------------
Cash flows from operating activities
    Net loss                                                       $   (452,495)   $   (171,192)   $  (2,687,105)
    Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation and amortization                                      4,743           4,115           18,778
       Write-off of deferred offering costs                                --              --             77,000
       Employee compensation paid by issued options and shares            4,000          54,751          285,461
       Consulting and other services paid by issued shares                 --              --            133,000
       Interest on promissory notes converted to paid-in capital           --              --             13,801
       Changes in operating assets and liabilities
          Accounts receivable                                              --              (788)         124,750
          Inventory                                                        --               134           (1,277)
          Accounts payable - trade                                      (16,687)         20,833           63,954
          Accrued liabilities                                           392,232         (17,361)       1,490,001
          Accrued interest subject to rescission                          3,776           2,986            3,776
                                                                   ------------    ------------    -------------

                Net cash used in operating activities                   (64,431)       (106,522)        (477,861)
                                                                   ------------    ------------    -------------

Cash flows from investing activities
    Purchases of property and equipment                                    --              --             (2,145)
    Payment for Australian trademark                                       --              --               (219)
    Expenditures for web site development costs                            --            (2,640)          (7,593)
    Expenditures for developed software applications                       --              --            (38,393)
                                                                   ------------    ------------    -------------

                Net cash used in investing activities                      --            (2,640)         (48,350)
                                                                   ------------    ------------    -------------

Cash flows from financing activities
    Bank overdraft                                                       (2,471)         (1,608)            --
    Proceeds from loans - related parties                                11,837          40,300          410,975
    Repayments on loans - related parties                               (29,885)        (15,604)        (325,688)
    Proceeds from loan - former director                                   --              --              7,500
    Proceeds from issuance of convertible notes                            --              --            365,000
    Proceeds from issuance of promissory notes                             --           115,855          156,355
    Proceeds from issuance of common stock                              152,000            --            190,050
    Payments of deferred offering costs                                 (23,052)        (30,990)        (243,004)
                                                                   ------------    ------------    -------------

                Net cash provided by financing activities               108,429         107,953          561,188
                                                                   ------------    ------------    -------------

Effect of exchange rate changes on cash and cash equivalents               (877)         14,987            8,239
                                                                   ------------    ------------    -------------

Net increase in cash and cash equivalents                                43,121          13,778           43,216

Cash and cash equivalents, beginning of period                               95           3,680             --
                                                                   ------------    ------------    -------------

Cash and cash equivalents, end of period                           $     43,216    $     17,458    $      43,216
                                                                   ============    ============    =============


   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the period
                                                                                                    December 14,
                                                                         Six Months Ended               1998
                                                                   ----------------------------   (inception) to
                                                                   December 31,    December 31,     December 31,
                                                                       2006            2005             2006
                                                                   ------------    ------------    -------------

Supplemental disclosure of cash flow information

    Cash paid during the period for

       Interest                                                    $       --      $         10    $         502
                                                                   ============    ============    =============

       Income taxes                                                $       --      $       --      $        --
                                                                   ============    ============    =============


Supplemental disclosure of noncash investing and financing activities

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





   The accompanying notes are an integral part of these financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECMEBER 31, 2006 AND 2005
                                   (Unaudited)


(1)     Summary of Significant Accounting Policies

Basis of Presentation and Organization
--------------------------------------

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 4), and its stockholders currently have voting control of FFBI, the accompanying consolidated financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2006, and the operations for the three months and six months then ended, and comparatives for the period from inception (December 14, 1998) through December 31, 2006, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not contain certain footnotes and certain financial presentations normally required under generally accepted accounting principles; and therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB, filed on October 24, 2006, for the year ended June 30, 2006.

Cash and Cash Equivalents
-------------------------

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from sales of its products and services, a license agreement, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2006, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Notes 8 and 12). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition
-------------------

The Company is in the development stage and has yet to realize significant revenues from planned operations. It has derived revenues principally from the sale of services related to wellness programs, and the sale of nutritional products, literature and training materials. The Company has also entered into a license agreements which entitle the licensee to provide a distribution network for the Company, use its logo and software, and market and promote its products and services. Revenue will be derived over the term of the license agreements once all terms and conditions have been met. Revenues are recognized by major categories under the following policies:

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

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2006, FFBI had net capitalized costs of $1,710 related to its web site development.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of December 31, 2006, the Company had net capitalized costs of $29,055 for projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of December 31, 2006, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Trademark
---------

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the six month period ended December 31, 2006 no advertising costs were incurred.

Property and Equipment
----------------------

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the six month period ended December 31, 2006 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings
(loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 24.9 million and 22.9 million for the three months ended December 31, 2006 and 2005, and approximately 23.9 million and 22.9 million for the six months ended December 31, 2006 and 2005, respectively. Such amounts include shares potentially issuable under outstanding options.

Deferred Offering Costs
-----------------------

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated (see Note 4).

Comprehensive Income (Loss)
---------------------------

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the six month period ended December 31, 2006, and cumulative from inception (December 14, 1998) through December 31, 2006, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

Income Taxes
------------

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the period of the change in estimate.

Foreign Currency Translation
----------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the carrying value of the loans from related parties, accrued liabilities, and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

Stock-Based Compensation
------------------------

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

Concentration of Risk
---------------------

As of December 31, 2006, the Company had a material off-balance sheet risk with regards to its dependence upon Herbalife as its sole source of supply for the purchase of nutritional supplements related to its planned wellness programs.

Estimates
---------

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006, and revenues and expenses for the three month and six month periods ended December 31, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.


(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of December 31, 2006, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company is pursuing various sources of equity financing, and plans to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing are being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities will be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of December 31, 2006 totaling $1,709,671, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


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

The Notes were convertible into 10,000 shares of common stock per unit at any time prior to maturity at the option of the note holder, or, if called by FFBI, then automatically in the event of a public offering of shares. No value was associated with the conversion feature of the Notes. FFBI structured an incentive program with the first eleven subscribers to the private placement for the Notes, and provided an additional 1/2 unit of value for each unit subscribed. As such, as of September 14, 2004, FFBI had received and recorded proceeds of $365,000 under the private placement in exchange for the Notes with 87 units for the calculation of conversion into common stock (870,000 shares of common stock), and accrued interest in the amount of $13,801. The liability for the Notes was assumed by the Company as a result of the Share Exchange Agreement (see Note 4).

On September 20, 2004, the Company, pursuant to a planned public offering of its common stock, called and converted Notes with a unit value of 42 units into 420,000 shares of common stock. The transaction was valued at $0.33 per share of common stock for a total of $140,000. Further, on September 29, 2004, the remaining Notes with a unit value of 45 units were called and converted by the Company into 450,000 shares of common stock. The transaction was valued at $0.50 per share of common stock for a total of $225,000. The value of the conversion transactions in excess of the par value of the common stock issued, including accrued interest, has been presented as additional paid-in capital in the accompanying balance sheet as of December 31, 2006.


(4)      Common Stock Transactions and Capital Formation

Issuance of Common Stock
------------------------

On May 30, 2001, FFBI issued 5,000,000 shares of its common stock to former officers and directors of the Company for services rendered. The value of the services rendered was $5,000. This transaction, along with the accumulated (deficit) of FFBI, made up the components of the reverse merger related to the recapitalization of FFBI common stock.

On November 8, 2006, FFBI issued 3,375,000 shares of common stock to one investor for $152,000, or $0.045 per share.

Stock Exchange Agreement
------------------------

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

Conversion of Notes
-------------------

On September 20, 2004, the Company issued 420,000 shares of its common stock with a value of $140,000 in connection with the conversion of certain Notes and accrued interest (see Note 3).

On September 29, 2004, the Company issued 450,000 shares of its common stock with a value of $225,000 in connection with the conversion of the remainder of the Notes and accrued interest (see Note 3).

Stock Option Agreement and Stock Options Granted by Principal Stockholder
-------------------------------------------------------------------------

On July 25, 2004, the Company issued 2,000,000 options to Fort Street Equity, Inc. (see below) to purchase the same number of shares of its common stock for $10,000 in cash. The option period was initially through December 31, 2005, but was extended to December 31, 2007, by the Board of Directors of the Company, effective December 3, 2006. Pursuant to the extended terms of exercise, a total of $4,000 of compensation expense was recognized during the three months ended December 31, 2006. The exercise price of the options is the higher of $0.50 per share or the average-trading price of the Company's common stock over the preceding ten business days prior to exercise of the options, less a discount of 40 percent.

During the year ended June 30, 2006, Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 290,996 options on behalf of the Company to two employees to acquire a like number of shares of common stock of the Company. The market price of the Company's common stock on the date of each stock option grant was $0.50 per share. The principal stockholder charged the grantees a total of $62,520 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 9.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

      Average       Expected    Expected    Employee/    Life of
     Risk-Free     Volatility   Dividend   Nonemployee     the
   Interest Rate    of Stock     Yield      Exit Rate    Options
   -------------   ----------   --------   -----------   --------

       3.81%         135.3%        0%           0%       160 days

The following tables summarize information about stock options outstanding and exercisable as of December 31, 2006:

   Stock Options Outstanding:
   -------------------------

                                  Weighted-Avg.
                    Number of       Remaining
        Exercise     Shares        Contractual     Weighted-Avg.
         Price     Outstanding    Life in Years   Exercise Price
         -----     -----------    -------------   --------------
         $0.50      2,000,000           1             $0.50


   Stock Options Exercisable:
   -------------------------

        Range of    Number of
        Exercise     Shares       Weighted-Avg.
         Prices    Exercisable   Exercise Price
         ------    -----------   --------------
         $0.50      2,000,000         $0.50


Common Stock Granted by Principal Stockholder
---------------------------------------------

On March 22, 2006, Fort Street Equity, Inc., as a principal stockholder of the Company, provided common stock totaling 13,720 shares on behalf of the Company to an employee. The value of the common stock provided amounted to $6,710, and was recognized as compensation expense and additional paid-in capital.

Other Transactions
------------------

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

Capital Formation Activity
--------------------------

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

FFBI paid Fort Street two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by FFBI and Fort Street was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, FFBI expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs. FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. During the six months ended December 31, 2006, the Company incurred an additional $35,418 in legal, accounting, administrative, and filing fees related to the second capital formation activity. As a result, as of December 31, 2006, the Company had $178,370 of deferred offering costs which were comprised of legal and accounting fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.


(5)      Income Taxes

There was no provision (benefit) for income taxes for periods to December 31, 2006.

The Company had deferred income tax assets as of December 31, 2006, as follows:


            Loss carryforwards                  $ 1,037,680
            Less: valuation allowance             1,037,680
                                                -----------


            Total net deferred tax assets       $      --
                                                ===========


As of December 31, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $3,052,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


(6)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of December 31, 2006, the Company owed $34,357 to this entity. This amount owed to this entity was for working capital provided, is non-interest bearing, and has no terms for repayment.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of December 31, 2006, the Company owed $61,506 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of December 31, 2006, the Company owed $772 to Mark A. and Karen Poulsen for expenses incurred on behalf of the Company. Mr. Poulsen is the President and Chief Executive Officer of the Company. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of December 31, 2006, the Company owed $5,170 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

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


(7)      Recent Accounting Pronouncements

FASB Interpretation No. 48 - In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The Company has evaluated the impact of the adoption of FIN 48, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 - In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the "rollover" and "iron curtain" approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for fiscal years beginning after November 15, 2006. The Company has evaluated the impact of the adoption of SAB 108, and does not believe the impact will be significant to the Company's overall results of operations or financial position.


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

On May 2, 2006, the common stock of the Company began trading on the OTC Bulletin Board under the stock symbol FFBU. On May 23, 2006, the two principals of L.R. Global were notified by the Company of the date trading began of the Company's common stock on the OTC Bulletin Board, and that the balance of the license fee owed would be due and payable to the Company 60 days from that date. On July 6, 2006, the Company received a letter from the legal counsel for L.R. Global advising the management of the Company that payment of the remaining license fee would not be forthcoming due to alleged verbal misrepresentations made to the principals of L.R. Global by the management of the Company and principal stockholder as to the value of the common stock of the Company that would be achieved by the end of the first week and the end of the first month of trading on the OTC Bulletin Board. The principals of L.R. Global have disclosed to the Company through legal counsel that it was their understanding and expectation that the remaining amount due under the License Agreement would be satisfied from the sale of a portion or all of the 500,000 shares of common stock provided to L.R. Global by Mark A Poulsen, President and Chief Executive Officer of the Company (see below). Due to the fact that the trading price of the common stock of the Company in early July 2006, was insufficient to provide proceeds from the sale of the 500,000 shares of common stock owned by L.R. Global in an amount sufficient to satisfy the remaining amount due to the Company under the License Agreement, L.R. Global is asserting alleged damages for misrepresentation, negligent misstatement and/or breaches of Section 52 of the Australian Trade Practices Act of 1974, and has refused payment of the amount owed. Management of the Company denies that it had any responsibility as to the value of its common stock in relation to the amount owed by L.R. Global, and has demanded payment in full. Currently, negotiations are continuing between the Company and the principals of L.R. Global to receive full payment of the amount owed, but the Company has not sought to enforce the collection or personal guarantees provided under the terms of the second extension to the License Agreement dated June 14, 2005 by legal action. As a result of this lack of enforcement by the Company, a reserve for doubtful accounts in the amount of $375,250 was recorded in the financial statements during the year ended June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue to-date from this License Agreement.

The reserve for doubtful accounts of $375,250, noted above, was originally recorded as an expense to operations in the June 30, 2006 financial statements. However, since no revenue was recognized on the related license agreement, the $375,250 reserve should have been recorded as a reduction of deferred revenue instead of a charge to operations pursuant to SAB No. 104 (see Note 12 for further explanation of this error correction). Deferred revenue at December 31, 2006 at on this license agreement totaled $124,750, which represents the total cash received from LR Global.

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

Second License Agreement
------------------------

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. As of December 31, 2006, Mr. Gilling was also an option holder to purchase 50,000 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 9). Per the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. Pursuant to the original license terms, the fee for the Second License Agreement was $500,000 payable as follows:

         On or before October 16, 2006                         $   20,000
         On January 30, 2007                                   $   80,000
         Balance to be invoiced each year for four years       $  400,000

Also under the Second License Agreement, Mr. Gilling will be entitled to 100,000 stock options to purchase a like number of shares of unregistered common stock of the Company at a 40% discount from market following the payment of the license fee of $80,000 that was scheduled for January 2007. He will also receive 100,000 options to purchase a like number of unregistered shares of common of common stock of the Company at a 40% discount from market on each occasion that he invoices $1,000,000 in retail sales of the Company's products and services. Lastly, the Company is to have first right of refusal to purchase the resultant shares of common stock received by Mr. Gilling under the Second License Agreement at the then prevailing market price of the common stock or less.

The Company has not received any of the above payments on this license, and is currently in discussions with Mr. Gilling to renegotiate the terms of the agreement. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded $1,778 as bad debt expense during the six months ended December 31, 2006 in order to offset 100% of the previously recognized revenue on this license. Additionally, an allowance for doubtful accounts has been provided to reduce the net accounts receivable and deferred revenue balances to zero.


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

On September 14, 2005, Sandra L. Wendt, Vice President and Chief Financial Officer of the Company, entered into an Option Purchase Agreement with Fort Street whereby Mrs. Wendt agreed to purchase 13,420 stock options of the company held by Fort Street for the amount of $2,280. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 14, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, as described in Note 4, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 13,720 shares of its common stock on behalf of the Company to Ms. Wendt. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the financial statements during the year ended June 30, 2006. There was no modification of the Option Purchase Agreement described above as a result of the grant of the common stock by the principal stockholder.

On September 23, 2005, Keith Appleby, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby Mr. Appleby agreed to purchase 16,666 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 23, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 16,666 shares of its common stock to Mr. Appleby for no compensation or modification of the Option Purchase Agreement described above.

On September 26, 2005, Neil Wendt, a related party, entered into an Option Purchase Agreement with Fort Street whereby Mr. Wendt agreed to purchase 25,000 stock options of the Company held by Fort Street for the amount of $7,500. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 26, 2005. The Company received the proceeds from the promissory note in early October 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Mr. Wendt 25,000 shares of its common stock for no compensation or modification of the Option Purchase Agreement described above.

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

On September 21, 2004, the Company entered into a contract with Insource Pty. Ltd., a related party, for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to approximately $30,500, which was subsequently increased by approximately $10,000, and the estimated duration of the contract term was 14 weeks. Further, under the terms of the contract, a down payment of $3,500 was to be made, followed by weekly progress payments of approximately $1,930. The estimated term of the contract was subsequently extended to the end of June 2005, and certain additional features were added to the computerized systems applications. The Company completed the software development project on July 21, 2005, and placed the software in service. The cost of the software project amounted to $38,393, and has been reflected as "Developed software applications" in the accompanying balance sheet.
The costs of the software project are commensurate with those prevailing in arms-length transactions.

On November 28, 2004, the Company entered into a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. that provided for an effective date of July 1, 2004. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the six months ended December 31, 2006 and 2005, the Company accrued $8,463 and $8,429 in office rent and common area costs pertaining to this agreement.

On February 1, 2005, the Company also entered into a registered agent arrangement with Incorp. Services, Inc. whereby Incorp. agreed to act as the registered agent for the State of Nevada, and to provide certain virtual office, office facility use, and administrative services to the Company for a fee of $1,495 per year.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $131,652, and accrued interest of $10,226, as of December 31, 2006, as amounts subject to rescission in the accompanying balance sheet.

On June 30, 2006, under the terms of a resolution made by the Board of Directors, the Company accrued a bonus of $365,050 to Mark A. Poulsen, President and Chief Executive Officer of the Company, for successfully completing the registration of the Company's common stock with the SEC, and trading related to such stock on the OTC Bulletin Board for a period of 30 days. On August 7, 2006, the Board of Directors resolved that the Company would only pay this bonus after a total of $1,500,000 was raised from future equity sales.

(11)     Reclassification

Certain reclassifications have been made to conform the December 31, 2005 financial statements to the December 31, 2006 presentation for comparative purposes.


(12)     Restatement of Balances at June 30, 2006

The consolidated statement of stockholders' equity (deficit) from the Company's inception (December 31, 1998) through December 31, 2006 has been restated to correct the effects of an error made in the June 30, 2006 financial statements. The error relates to the incorrect expensing of $375,250 of bad debts relating to doubtful collections of accounts receivable associated with the Company's license agreement with Global Marketing Pty. Ltd. (see Note 8). No revenue was ever recognized on this license agreement and therefore the bad debt allowance should have been recorded as a reduction of the associated deferred revenue, rather than as a charge to operations pursuant to SAB No. 104.

The following financial statement line items for the year ended June 30, 2006 were affected by the correction:

                                                                      Effect
                                     As Reported    As Adjusted     of Change
                                     -----------    -----------    -----------


   Deferred revenue - license fee    $   500,000    $   124,750    $  (375,250)
                                     ===========    ===========    ===========


   Deficit accumulated during the
    development stage                 (2,609,860)    (2,234,610)       375,250
                                     ===========    ===========    ===========


   Net loss                           (1,677,717)    (1,302,467)       375,250
                                     ===========    ===========    ===========

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

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort

Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 1933 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 1933 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $131,652, and accrued interest of $10,226, as of December 31, 2006, as amounts subject to rescission in the accompanying balance sheet.


Liquidity and Capital Resources

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of December 31, 2006, we had a working capital deficit of $(1,709,671) and an accumulated deficit of $(2,687,105). There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

Our footnotes for the period ended December 31, 2006, contain an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds in this offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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


Results of Operations for the Three Months Ended December 31, 2006 and 2005

Revenues
--------

Total revenues for the three months ended December 31, 2006 amounted to $4,639, compared to revenues of $2,043 for the same period ended December 31, 2005. The small increase in revenues resulted by our engagement of an additional client.

Cost of Sales
-------------

Cost of sales increased to $2,033 for the three months ended December 31, 2006 as compared to $1,099 for the same period ended December 31, 2005. The increase was commensurate with our increased sales during the more recent period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months ended December 31, 2006 were $192,074 compared to $50,109 for the same period ended December 31, 2005. The increase was primarily due to a large increase in wages, compensation and related taxes. Most of these costs are deferred compensation from employment agreements with certain members of our management.

Other Income (Expense)
----------------------

For the three months ended December 31, 2006, other (expense) totaled ($6,053), compared to ($1,844) for the three months ended December 31, 2005. The increase is a result of higher interest expense in the more recent period.

Net (Loss)
----------

Net (loss) for the three months ended December 31, 2006, amounted to $(195,521), compared to $(51,009) for the same period ended December 31, 2005. The increase of the net (loss) resulted primarily from our increased wages and compensation expenses.

Other Comprehensive Income (Loss)
---------------------------------

Other comprehensive income (loss) for the three months ended December 31, 2006, amounted to $(133,393), compared to $12,206 for the same period ended December 31, 2005. The larger comprehensive (loss) in the current period was a result of significant foreign currency translation losses resulting from the decline of the value of the US dollar in relation to the Australian dollar. As of December 31, 2006, we had Australian denominated liabilities that exceeded our Australian denominated assets, therefore we report other comprehensive losses for currency translation when marking these assets and liabilities to their current US dollar values. Our other comprehensive gains and losses are reported as a separate component of stockholders' equity.


Results of Operations for the Six Months Ended December 31, 2006 and 2005

Revenues
--------

Total revenues for the six months ended December 31, 2006 amounted to $7,507, compared to revenues of $4,913 for the same period ended December 31, 2005. The small increase in revenues resulted by our engagement of an additional client.

Cost of Sales
-------------

Cost of sales increased to $2,730 for the six months ended December 31, 2006 as compared to $1,992 for the same period ended December 31, 2005. The increase was commensurate with our increased sales during the more recent period.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the six months ended December 31, 2006 were $453,745 compared to $170,934 for the same period ended December 31, 2005. The increase was primarily due to a large increase in wages, compensation and related taxes. Most of these costs are deferred compensation from employment agreements with certain members of our management.

Other Income (Expense)
----------------------

For the six months ended December 31, 2006, other (expense) totaled ($3,527), compared to ($3,179) for the six months ended December 31, 2005.

Net (Loss)
----------

Net (loss) for the six months ended December 31, 2006, amounted to $(452,495), compared to $(171,192) for the same period ended December 31, 2005. The increase of the net (loss) resulted primarily from the our increased wages and compensation expenses.

Other Comprehensive Income (Loss)
---------------------------------

Other comprehensive income (loss) for the six months ended December 31, 2006, amounted to $(102,291), compared to $13,216 for the same period ended December 31, 2005. The larger comprehensive (loss) in the current period was a result of significant foreign currency translation losses resulting from the decline of the value of the US dollar in relation to the Australian dollar. As of December 31, 2006, we had Australian denominated liabilities that exceeded our Australian denominated assets, therefore we report other comprehensive losses for currency translation when marking these assets and liabilities to their current US dollar values. Our other comprehensive gains and losses are reported as a separate component of stockholders' equity.

Off Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.


Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

       (a)    Reports on Form 8-K and Form 8K-A
       ----------------------------------------

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


       (b)    Exhibits
       ---------------

                                                 Exhibit
       Method of Filing                          Number     Exhibit Title
       ----------------                          -------    -------------
       Incorporated by reference to Exhibit       3.1       Certificate of Incorporation
       3.1 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176)

       Incorporated by reference to Exhibit       3.1(a)    Certificate of Amendment to Certificate of
       3.1(a) to our Amendment No. 1 to                     Incorporation
       Form SB-2 registration statement on
       May 4, 2005 (SEC File No.
       333-123176)

       Incorporated by reference to Exhibit       3.2       By-Laws
       3.3 to our Amendment No. 3 to Form
       SB-2 registration statement on
       August 1, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit      10.1       Exchange Agreement dated September 5, 2004
       10.1 to our Form SB-2 registration                   between us and Fit For Business
       statement on March 7, 2005 (SEC File                 (Australia) Pty Ltd.
       No. 333-123176).

       Incorporated by reference to Exhibit      10.2       Stock Option Agreement dated July 25, 2004
       10.2 to our Form SB-2 registration                   between us and Fort Street Equity, Inc.
       statement on March 7, 2005 (SEC File                 (subscription agreement)
       No. 333-123176).

       Incorporated by reference to Exhibit      10.2.1     Stock Option Extension Letter
       10.2.1 to our Amendment No. 8 to
       Form SB-2 registration statement on
       December 30, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit      10.3       License Agreement with L.R. Global
       10.3 to our Form SB-2 registration                   Marketing Pty Ltd. And Extension Agreement
       statement on March 7, 2005 (SEC File
       No. 333-123176).

       Incorporated by reference to Exhibit      10.4       Employment Agreement - Mark A. Poulsen
       10.4 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176).

       Incorporated by reference to Exhibit      10.5       Employment Agreement - Anthony F. Head
       10.5 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176).

       Incorporated by reference to Exhibit      10.6       Employment Agreement - Prins A. Ralston
       10.6 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176).



       Incorporated by reference to Exhibit      10.7       Employment Agreement - Sandra L. Wendt
       10.7 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176).

       Incorporated by reference to Exhibit      10.8       Agreement with Insource Pty Ltd.
       10.8 to our Form SB-2 registration
       statement on March 7, 2005 (SEC File
       No. 333-123176).

       Incorporated by reference to Exhibit      10.9       Two (2) Promissory Notes with Fort Street
       10.9 to our Amendment No. 3 to Form                  Equity both dated July 1, 2005
       SB-2 registration statement on
       August 1, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit      10.9.1     Five (5) Promissory Notes with Fort Street
       10.9 to our Amendment No. 5 to Form                  Equity dated as follows:  one (1) dated
       SB-2 registration statement on                       September 14, 2005; two (2) dated August
       September 26, 2005 (SEC File No.                     29, 2005; one (1) dated June 19, 2005; and
       333-123176).                                         one (1) dated May 11, 2005

       Incorporated by reference to Exhibit      10.9.2     Two (2) Promissory Notes with Fort Street
       10.9 to our Amendment No. 8 to Form                  Equity dated as follows: September 23,
       SB-2 registration statement on                       2005; and September 26, 2005
       December 30, 2005 (SEC File No.
       333-123176).

                                                 14         Code of Ethics

                                                 31.1       Certification of Mark A. Poulsen pursuant
                                                            to 18 U.S.C Section 1350 as adopted
                                                            pursuant to Section 302 of the
                                                            Sarbanes-Oxley Act of 2002

                                                 31.2       Certification of Sandra Wendt pursuant to
                                                            18 U.S.C Section 1350 as adopted pursuant
                                                            to Section 302 of the Sarbanes-Oxley Act
                                                            of 2002

                                                 32.1       Certification of Mark A. Poulsen pursuant
                                                            to 18 U.S.C Section 1350 as adopted
                                                            pursuant to Section 906 of the
                                                            Sarbanes-Oxley Act of 2002

                                                 32.2       Certification of Sandra Wendt pursuant to
                                                            18 U.S.C Section 1350 as adopted pursuant
                                                            to Section 906 of the Sarbanes-Oxley Act
                                                            of 2002

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                   FIT FOR BUSINESS INTERNATIONAL, INC.

Date: February 13, 2007            By: /s/ Mark A. Poulsen
                                      ---------------------------
                                      Mark A. Poulsen
                                      Chief Executive Officer, President, and
                                      Chairman of the Board of Directors


Date: February 13, 2007            By: /s/ Sandra Wendt
                                      -----------------------
                                      Sandra Wendt
                                      Chief Financial Officer
                                      Principal Accounting Officer