Form 10QSB
period 2007-03-31
Fit For Business International Inc
filed 2007-05-21
CIK 1312623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                                   333-123176
                                   ----------
                            (Commission file number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007: 24,346,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1.   Unaudited Condensed Consolidated Financial Statements.............1

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

   Item 4.   Submission of Matters to a Vote of Security Holders..............31

   Item 5.   Other Information................................................31

   Item 6.   Exhibits and Reports of Form 8-K.................................31

SIGNATURES....................................................................34

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                     March 31,
                                                                        2007
                                                                    -----------
Current assets
   Cash and cash equivalents                                        $     6,954
   Accounts receivable, net of allowance for doubtful accounts             --
   Inventory                                                              1,413
                                                                    -----------

     Total current assets                                                 8,367

Property and equipment
   Office and computer equipment                                          2,180
   Furniture and fixtures                                                   194
   Web site development costs                                             8,403
   Developed software applications                                       42,490
                                                                    -----------

                                                                         53,267
   Less accumulated depreciation and amortization                       (22,855)
                                                                    -----------

     Net property and equipment                                          30,412

Intangible assets subject to amortization
   Patent, less accumulated amortization of $1,686                      998,314
   Trademark, less accumulated amortization of $206                          36
                                                                    -----------

                                                                        998,350
Other assets
   Deferred offering costs                                              185,534
                                                                    -----------

Total assets                                                        $ 1,222,663
                                                                    ===========


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                                     March 31,
                                                                        2007
                                                                    -----------
Current liabilities
   Accounts payable                                                 $    52,084
   Accrued compensation and related expenses                          1,566,267
   Other accrued liabilities                                            125,998
   Loans from related parties                                           124,798
   Convertible promissory note                                        1,001,534
                                                                    -----------

     Total current liabilities                                        2,870,681

Deferred revenue - license fees                                         124,750

Promissory note
   Promissory note - Elontraion Pty. Ltd., 5% per annum, due
     December 31, 2009, unsecured                                        20,200

Promissory notes and accrued interest subject to rescission
   Promissory notes - Fort Street Equity, Inc., 5% per annum, principal and accrued interest due December 31, 2009,
     unsecured                                                          143,281

Stockholders' (deficit)
   Preferred stock, par value $0.001 per share; 10,000,000 shares
     authorized; 1,000,000 shares issued and outstanding                  1,000
   Common stock, par value $0.001 per share; 100,000,000 shares
     authorized; 24,346,000 shares issued and outstanding                24,346
   Additional paid-in capital                                           981,467
   Common stock subscription receivable - Fort Street Equity, Inc.      (12,000)
   Deficit accumulated during the development stage                  (2,785,746)
   Accumulated other comprehensive loss                                (145,316)
                                                                    -----------

     Total stockholders' (deficit)                                   (1,936,249)
                                                                    -----------

Total liabilities and stockholders' (deficit)                       $ 1,222,663
                                                                    ===========



                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                                                                    For
                                                                                                                 the period
                                                                                                                December 14,
                                                      Three Months Ended              Nine Months Ended             1998
                                                ----------------------------    ----------------------------    (inception)
                                                  March 31,       March 31,       March 31,       March 31,     to March 31,
                                                    2007            2006            2007            2006            2007
                                                ------------    ------------    ------------    ------------    ------------
Revenues                                        $      1,024    $      3,456    $      8,531    $      8,369    $     37,499

Cost of sales                                            398           3,940           3,128           5,932          17,532
                                                ------------    ------------    ------------    ------------    ------------

Gross profit (loss)                                      626            (484)          5,403           2,437          19,967
                                                ------------    ------------    ------------    ------------    ------------

Selling, general and administrative expenses
    Wages, compensation and related taxes             86,059         121,981         482,753         242,804       1,986,930
    Legal, accounting and consulting fees              3,257          82,613          35,435          91,166         372,991
    Realized foreign currency exchange
     (gains) losses                                  (16,720)          5,538         (16,720)         13,397           6,893
    Other selling, general and administrative         22,026          12,725          46,899          46,324         409,848
                                                ------------    ------------    ------------    ------------    ------------

         Total selling, general and
          administrative expenses                     94,622         222,857         548,367         393,691       2,776,662
                                                ------------    ------------    ------------    ------------    ------------

Loss from operations                                 (93,996)       (223,341)       (542,964)       (391,254)     (2,756,695)

Other income (expense)                                (4,645)         (1,982)         (8,172)         (5,161)        (29,051)

Provision for income taxes                              --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------

Net loss                                             (98,641)       (225,323)       (551,136)       (396,415)     (2,785,746)

Other comprehensive income (loss)
    Foreign currency translation                     (52,141)         19,375        (154,432)         32,591        (145,316)
                                                ------------    ------------    ------------    ------------    ------------

Total comprehensive income (loss)                   (150,782)       (205,948)       (705,568)       (363,824)     (2,931,062)
                                                ============    ============    ============    ============    ============

Net loss per common share -
    basic and diluted                                  (0.01)          (0.01)          (0.03)          (0.02)          (0.34)
                                                ============    ============    ============    ============    ============

Weighted average number of common
  shares outstanding                              24,346,000      20,870,000      22,732,405      20,870,000       8,548,714
                                                ============    ============    ============    ============    ============

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2007


                                                                                            Deficit      Accumulated
                                                                             Common       Accumulated       Other
                      Preferred Stock       Common Stock      Additional      Stock        During the   Comprehensive
                    ------------------  --------------------    Paid-in    Subscription   Development       Income
    Description       Shares    Amount     Shares     Amount    Capital     Receivable       Stage          (Loss)         Totals
------------------  ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 December 14, 1998  $     --    $ --    $      --    $  --    $     --     $       --     $      --     $        --     $      --

Net (loss) for the
 period                   --      --           --       --          --             --         (16,960)           --         (16,960)
Foreign currency
 translation              --      --           --       --          --             --            --              (534)         (534)
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 1999            --      --           --       --          --             --         (16,960)           (534)      (17,494)

Net (loss) for
 the period               --      --           --       --          --             --        (138,322)           --        (138,322)
Foreign currency
 translation              --      --           --       --          --             --            --             7,472         7,472
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2000            --      --           --       --          --             --        (155,282)          6,938      (148,344)

Issuance of common
 stock for services       --      --      5,000,000    5,000        --             --          (5,000)           --            --
Net (loss) for the
 period                   --      --           --       --          --             --         (53,529)           --         (53,529)
Foreign currency
 translation              --      --           --       --          --             --            --            25,453        25,453
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2001            --      --      5,000,000    5,000        --             --        (213,811)         32,391      (176,420)

Net (loss) for the
 period                   --      --           --       --          --             --         (32,584)           --         (32,584)
Foreign currency
 translation              --      --           --       --          --             --            --           (20,804)      (20,804)
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2002            --      --      5,000,000    5,000        --             --        (246,395)         11,587      (229,808)

Net (loss) for the
 period                   --      --           --       --          --             --         (24,176)           --         (24,176)
Foreign currency
 translation              --      --           --       --          --             --            --           (45,554)      (45,554)
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2003            --      --      5,000,000    5,000        --             --        (270,571)        (33,967)     (299,538)

Net (loss) for the
 period                   --      --           --       --          --             --        (130,264)           --        (130,264)
Foreign currency
 translation              --      --           --       --          --             --            --            (6,119)       (6,119)
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2004            --      --      5,000,000    5,000        --             --        (400,835)        (40,086)     (435,921)



                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2007


                                                                                            Deficit      Accumulated
                                                                             Common       Accumulated       Other
                      Preferred Stock       Common Stock      Additional      Stock        During the   Comprehensive
                    ------------------  --------------------    Paid-in    Subscription   Development       Income
    Description       Shares    Amount     Shares     Amount    Capital     Receivable       Stage          (Loss)         Totals
------------------  ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------
Stock options
 issued for cash          --      --           --       --        10,000           --            --              --          10,000
Preferred and
 common stock
 issued for deemed
 reverse merger
 with FFB Australia  1,000,000   1,000   15,000,000   15,000     (30,950)          --           5,000            --          (9,950)
Employee
 compensation paid
 by shares issued
 by company
 officer/director         --      --           --       --       220,000           --            --              --         220,000
Loan from former
 director paid by
 shares issued by
 company
 officer/director         --      --           --       --         7,500           --            --              --           7,500
Consulting services
 paid by shares
 issued by company
 officer/director         --      --           --       --       132,500           --            --              --         132,500
Promissory notes
 converted to
 common stock          870,000     870      377,932     --          --             --         378,802
Net (loss) for the
 period                   --      --           --       --          --             --        (536,308)           --        (536,308)
Foreign currency
 translation              --      --           --       --          --             --            --             1,855         1,855
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2005       1,000,000   1,000   20,870,000   20,870     716,982           --        (932,143)        (38,231)     (231,522)

Compensation from
 stock options
 issued by principal
 stockholder              --      --           --       --        54,751           --            --              --          54,751
Common stock issued
 for services             --      --          1,000        1         499           --            --              --             500
Compensation from
 stock options
 issued by principal
 stockholder              --      --           --       --         6,710           --            --              --           6,710
Common stock issued
 for cash                 --      --        100,000      100      49,900        (12,000)         --              --          38,000
Net (loss) for the
 period (as
 restated - see
 Note 12)                 --      --           --       --          --             --      (1,302,467)           --      (1,302,467)
Foreign currency
 translation              --      --           --       --          --             --            --            47,347        47,347
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2006 (as
 restated - see
 Note 12)            1,000,000   1,000   20,971,000   20,971     828,842        (12,000)   (2,234,610)          9,116    (1,386,681)


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2007


                                                                                            Deficit      Accumulated
                                                                             Common       Accumulated       Other
                      Preferred Stock       Common Stock      Additional      Stock        During the   Comprehensive
                    ------------------  --------------------    Paid-in    Subscription   Development       Income
    Description       Shares    Amount     Shares     Amount    Capital     Receivable       Stage          (Loss)         Totals
------------------  ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------
Common stock
 issued for cash
 (unaudited)              --      --      3,375,000    3,375     148,625           --            --              --         152,000
Compensation from
 extending terms
 of stock options
 (unaudited)              --      --           --       --         4,000           --            --              --           4,000
Net (loss) for the
 period (unaudited)       --      --           --       --          --             --        (551,136)           --        (551,136)
Foreign currency
 translation
 (unaudited)              --      --           --       --          --             --            --          (154,432)     (154,432)
                    ----------  ------  -----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 March 31, 2007
 (unaudited)         1,000,000  $1,000   24,346,000  $24,346  $  981,467   $    (12,000)  $(2,785,746)  $    (145,316)  $(1,936,249)
                    ==========  ======  ===========  =======  ==========   ============   ===========   =============   ===========

                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For
                                                                                                  the period
                                                                                                 December 14,
                                                                       Nine Months Ended             1998
                                                                   --------------------------    (inception)
                                                                    March 31,       March 31,    to March 31,
                                                                       2007           2006           2007
                                                                   -----------    -----------    -----------
Cash flows from operating activities
    Net loss                                                       $  (551,136)   $  (396,415)   $(2,785,746)
    Adjustments to reconcile net loss to net cash used in
      operating activities
       Depreciation and amortization                                     8,869          6,079         22,904
       Write-off of deferred offering costs                               --             --           77,000
       Employee compensation paid by issued options and shares           4,000         54,751        285,461
       Consulting and other services paid by issued shares                --             --          133,000
       Interest on promissory notes converted to paid-in capital          --             --           13,801
       Changes in operating assets and liabilities
          Accounts receivable                                             --             --          124,750
          Inventory                                                       --            1,879         (1,277)
          Accounts payable                                             (35,425)        25,671         45,216
          Accrued compensation and other accrued liabilities           475,621        166,977      1,573,390
                                                                   -----------    -----------    -----------

                Net cash used in operating activities                  (98,071)      (141,058)      (511,501)
                                                                   -----------    -----------    -----------

Cash flows from investing activities
    Purchases of property and equipment                                   --             (240)        (2,145)
    Payment for Australian trademark                                      --             --             (219)
    Expenditures for web site development costs                           --           (2,441)        (7,593)
    Expenditures for developed software applications                      --             --          (38,393)
                                                                   -----------    -----------    -----------

                Net cash used in investing activities                     --           (2,681)       (48,350)
                                                                   -----------    -----------    -----------

Cash flows from financing activities
    Bank overdraft                                                      (2,471)          (815)          --
    Proceeds from loans - related parties                               27,389         44,226        426,527
    Repayments on loans - related parties                              (30,173)       (15,604)      (325,976)
    Proceeds from loan - former director                                  --             --            7,500
    Proceeds from issuance of convertible notes                           --             --          365,000
    Proceeds from issuance of promissory notes                            --          113,901        156,355
    Proceeds from issuance of common stock                             152,000           --          190,050
    Payments of deferred offering costs                                (26,078)       (34,147)      (246,030)
                                                                   -----------    -----------    -----------

                Net cash provided by financing activities              120,667        107,561        573,426
                                                                   -----------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents           (15,737)        32,591         (6,621)
                                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                     6,859         (3,587)         6,954

Cash and cash equivalents, beginning of period                              95          3,680           --
                                                                   -----------    -----------    -----------

Cash and cash equivalents, end of period                           $     6,954    $        93    $     6,954
                                                                   ===========    ===========    ===========


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For
                                                                                                  the period
                                                                                                 December 14,
                                                                       Nine Months Ended             1998
                                                                   --------------------------    (inception)
                                                                    March 31,       March 31,    to March 31,
                                                                       2007           2006           2007
                                                                   -----------    -----------    -----------

Supplemental disclosure of cash flow information

    Cash paid during the period for

       Interest                                                    $      --      $        10    $       502
                                                                   ===========    ===========    ===========

       Income taxes                                                $      --      $      --      $      --
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

      On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Footfridge had no operations and its only significant asset was a patent. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date.


                 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (Unaudited)


(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation

Fit For Business International, Inc. ("FFBI" or the "Company") is a Nevada corporation in the development stage of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. ("Herbalife"). The accompanying unaudited condensed consolidated financial statements of FFBI were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, these financial statements reflect the completion of a deemed reverse merger between FFBI and Fit For Business (Australia) Pty Limited ("FFB Australia"), which was effected on September 14, 2004.

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 5), and its stockholders currently have voting control of FFBI, the accompanying unaudited condensed consolidated financial statements and related note disclosures present the financial position as of March 31, 2007, and the operations for the three months and nine months then ended, and comparatives for the period from inception (December 14, 1998) through March 31, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date.

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Fit for Business International, Inc. for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company's consolidated audited financial statements for the fiscal year ended June 30, 2006 included in the Company's Annual Report on For 10-KSB.

Cash and Cash Equivalents
-------------------------

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from sales of its products and services, license agreements, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2007, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Notes 9 and 13). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2007, FFBI had net capitalized costs of $1,488 related to its web site development.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of March 31, 2007, the Company had net capitalized costs of $27,619 for projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of March 31, 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Trademark
---------

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the nine month period ended March 31, 2007 the Company incurred advertising costs totaling $3,407, all of which were expensed as incurred.

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the nine month period ended March 31, 2007 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets were identified.

Loss Per Common Share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings
(loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 27.0 million and 22.9 million for the three months ended March 31, 2007 and 2006, and approximately 24.9 million and 22.9 million for the nine months ended March 31, 2007 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options and convertible notes.

Deferred Offering Costs
-----------------------

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated (see Note 5).

Comprehensive Income (Loss)
---------------------------

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the nine month period ended March 31, 2007, and cumulative from inception (December 14, 1998) through March 31, 2007, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2007, the carrying value of the Company's accounts payable, accrued liabilities, loans from related parties and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

The Company accounts for the fair value of stock options granted to employees, stock options granted by a principal stockholder to employees, and common stock issued by a principal stockholder to employees under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." Fort Street Equity, Inc., as a principal stockholder, has provided stock option grants and common stock on behalf of the Company to employees and other parties which are described in Notes 5 and 10.

Concentration of Risk
---------------------

As of March 31, 2007, the Company had a material off-balance sheet risk with regards to its dependence upon Herbalife as its sole source of supply for the purchase of nutritional supplements related to its planned wellness programs.

Estimates
---------

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2007, and revenues and expenses for the three month and nine month periods ended March 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of March 31, 2007, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, the purchase of a patent, and other activities related to capital formation, software development, and initial operations. Management of the Company is pursuing various sources of equity financing, and plans to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing are being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities will be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, had negative working capital as of March 31, 2007 totaling $2,862,314, and the cash resources of the Company are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Acquisition of Footfridge Pty Ltd.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date.

The patented design (US patent number 6,967,044) is the only innersole in the world that contains a coolant. The patent has an estimated useful life of thirteen years, and the accumulated amortization on the patent at March 31, 2007 was $1,686.

Expected amortization expense on the patent over the next five years ending March 31 is as follows:

                        2008                   $  76,923
                        2009                      76,923
                        2010                      76,923
                        2011                      76,923
                        2012                      76,923
                                               ---------

                                               $ 384,615
                                               =========

(4)      Convertible Debt

As discussed in Note 3, on March 24, 2007 the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. The note bears interest at 7% per annum and is secured by the Footfridge shares. A principal payment of $200,000 is due and payable on September 30, 2006, with the $800,000 remaining balance, plus accrued interest, payable on March 24, 2008. This $800,000 is convertible into common stock of the Company at a conversion rate of $0.10 per share.


(5)      Common Stock Transactions and Capital Formation

Issuance of Common Stock
------------------------

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

During the year ended June 30, 2006, Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 290,996 options on behalf of the Company to two employees to acquire a like number of shares of common stock of the Company. The market price of the Company's common stock on the date of each stock option grant was $0.50 per share. The principal stockholder charged the grantees a total of $62,520 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 10.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

   Average         Expected      Expected         Employee/          Life of
  Risk-Free       Volatility     Dividend        Nonemployee           the
Interest Rate      of Stock        Yield          Exit Rate          Options
-------------      --------        -----          ---------          -------

    3.81%           135.3%          0%                0%            160 days

The following tables summarize information about stock options outstanding and exercisable as of March 31, 2007:

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

                       Number of
Range of Exercise       Shares         Weighted-Avg.
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

From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company under the Stock Exchange Agreement described above, 500,000 shares of common stock were issued to L.R. Global pursuant to the terms of a license agreement (see Note 9). Mr. Poulsen also issued shares of common stock that he received from the Exchange Agreement to satisfy the liabilities of the Company assumed by FFBI related to the compensation of six individuals. FFBI recognized the satisfaction of such liabilities by Mr. Poulsen as additional paid-in capital.


Capital Formation Activity
--------------------------

On November 10, 2003, FFBI entered into an agreement with Fort Street Equity, Inc. ("Fort Street") whereby Fort Street would assist FFBI with the following:
(i) the identification of a corporation validly organized in the United States with which the Company could realize a deemed reverse merger; and (ii) the completion and filing of a Registration Statement on Form SB-2 with the SEC for the purpose of raising capital from the issuance of common stock in the public markets of up to $4.5 million.

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

FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. During the nine months ended March 31, 2007, the Company incurred an additional $26,078 in legal, accounting, administrative, and filing fees related to the second capital formation activity. As a result, as of March 31, 2007, the Company had $185,534 of deferred offering costs which were comprised of legal and accounting fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.

(6)      Income Taxes

There was no provision (benefit) for income taxes for periods to March 31, 2007.

The Company had deferred income tax assets as of March 31, 2007, as follows:


            Loss carryforwards                        $    947,240
            Less: valuation allowance                      947,240
                                                      ------------

            Total net deferred tax assets             $       --
                                                      ============


As of March 31, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,786,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2022-2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


(7)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of March 31, 2007, the Company owed $39,774 to this entity. This amount owed to this entity was for working capital and office space provided, is non-interest bearing, and has no terms for repayment (see Note 11).

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of March 31, 2007, the Company owed $78,942 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment. As of March 31, 2007, the Company owed $790 to Mark A. and Karen Poulsen for expenses incurred on behalf of the Company. Mr. Poulsen is the President and Chief Executive Officer of the Company. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of March 31, 2007, the Company owed $5,292 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

Donald Howell Wild, a former note holder and current stockholder of the Company (see Note 5), is the uncle of Linda Wild, also a former note holder and current stockholder of the Company. In addition, Mr. Wild is the father of Laraine Richardson, a principal in the Company of L.R. Global Marketing Pty. Ltd., which entity entered into a License Agreement with the Company on August 24, 2004 (see
Note 9). Mr. Wild also assisted the Company with the private placement of the Notes by marketing the placement, and was responsible for the subscription agreements of several note holders. Mr. Wild's services were valued at $20,000. The liability to Mr. Wild was satisfied by the transfer of 40,000 shares of common stock of FFBI directly to him from the shares received from the Exchange Agreement by Mark A. Poulsen, President and Chief Executive Officer of the Company, at a value of $0.50 per share. FFBI credited paid-in capital for the value of the accrued liability satisfied by Mr. Poulsen.

As described in Note 4, the Company completed a private placement of Notes to thirty individuals and entities with proceeds amounting to $365,000, and subsequently converted the Notes to 870,000 shares of common stock of FFBI. Of the thirty individuals and entities that subscribed to the private placement offering of Notes, twelve parties are considered both account executives (part of the independent marketing group of the Company) and independent Herbalife distributors, and six of the parties are only independent Herbalife distributors. Mark A. Poulsen, President and Chief Executive Officer of the Company, is also an independent Herbalife distributor.


(8)      Recent Accounting Pronouncements

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

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company plans on adopting this Statement on January 1, 2008, and does not believe that it will have a significant impact on its results of operations or financial position.

(9)      License Agreements

First License Agreement
-----------------------

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

The reserve for doubtful accounts of $375,250, noted above, was originally recorded as an expense to operations in the June 30, 2006 financial statements. However, since no revenue was recognized on the related license agreement, the $375,250 reserve should have been recorded as a reduction of deferred revenue instead of a charge to operations pursuant to SAB No. 104 (see Note 13 for further explanation of this error correction). Deferred revenue at March 31, 2007 on this license agreement totaled $124,750, which represents the total cash received from LR Global.

From the shares issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement described in Note 5, L.R. Global received 500,000 shares of common stock. The purpose of the transfer was to further involve L.R. Global in the Company as a stockholder, and to provide an incentive for L.R. Global to perform under the License Agreement. Management of the Company maintains that the transfer of shares of common stock to L.R. Global by Mark A. Poulsen was a private transaction between the parties, and not part of the Exchange Agreement to be recognized in the financial statements of the Company.

Second License Agreement
------------------------

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. As of March 31, 2007, Mr. Gilling was also an option holder to purchase 50,000 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 10). Per the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. Pursuant to the original license terms, the fee for the Second License Agreement was $500,000 payable as follows:

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

The Company has not received any of the above payments on this license, and is currently in discussions with Mr. Gilling to renegotiate the terms of the agreement. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded $1,796 as bad debt expense during the nine months ended March 31, 2007 in order to offset 100% of the previously recognized revenue on this license. Additionally, an allowance for doubtful accounts has been provided to reduce the net accounts receivable and deferred revenue balances to zero.


(10)      Promissory Notes - Fort Street Equity, Inc. and Elontraion Pty. Ltd.

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

On September 14, 2005, Sandra L. Wendt, Vice President and Chief Financial Officer of the Company, entered into an Option Purchase Agreement with Fort Street whereby Mrs. Wendt agreed to purchase 13,420 stock options of the company held by Fort Street for the amount of $2,280. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 14, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, as described in Note 5, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 13,720 shares of its common stock on behalf of the Company to Ms. Wendt. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the financial statements during the year ended June 30, 2006. There was no modification of the Option Purchase Agreement described above as a result of the grant of the common stock by the principal stockholder.

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

(11)     Commitments and Contingencies

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

On September 21, 2004, the Company entered into a contract with Insource Pty. Ltd., a related party, for software services pertaining to the development of certain computerized systems for customer service, administration, and information reporting purposes. The contract price for the software development services amounted to approximately $30,500, which was subsequently increased by approximately $10,000, and the estimated duration of the contract term was 14 weeks. Further, under the terms of the contract, a down payment of $3,500 was to be made, followed by weekly progress payments of approximately $1,930. The estimated term of the contract was subsequently extended to the end of June 2005, and certain additional features were added to the computerized systems applications. The Company completed the software development project on July 21, 2005, and placed the software in service. The cost of the software project amounted to $42,490, and has been reflected as "Developed software applications" in the accompanying balance sheet. The costs of the software project are commensurate with those prevailing in arms-length transactions.

On November 28, 2004, the Company entered into a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. that provided for an effective date of July 1, 2004. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the nine months ended March 31, 2007 and 2006, the Company accrued $12,744 and $12,535 in office rent and common area costs pertaining to this agreement.

On February 1, 2005, the Company also entered into a registered agent arrangement with Incorp. Services, Inc. whereby Incorp. agreed to act as the registered agent for the State of Nevada, and to provide certain virtual office, office facility use, and administrative services to the Company for a fee of $1,495 per year.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $131,652, and accrued interest of $11,629, as of March 31, 2007, as amounts subject to rescission in the accompanying balance sheet.

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

(12)     Reclassification

Certain reclassifications have been made to conform the March 31, 2006 financial statements to the March 31, 2007 presentation for comparative purposes.


(13)     Restatement of Balances at June 30, 2006

The consolidated statement of stockholders' equity (deficit) from the Company's inception (December 31, 1998) through March 31, 2007 has been restated to correct the effects of an error made in the June 30, 2006 financial statements.
On February 14, 2007, the Company determined it was necessary to restate previously-issued financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, based on the conclusion of an internal accountant that the bad debt expense was incorrectly recorded.
The error relates to the incorrect expensing of $375,250 of bad debts relating to doubtful collections of accounts receivable associated with the Company's license agreement with Global Marketing Pty. Ltd. (see Note 9). No revenue was ever recognized on this license agreement and therefore the bad debt allowance should have been recorded as a reduction of the associated deferred revenue, rather than as a charge to operations pursuant to SAB No. 104. With the agreement of the Company's current auditors, the Company previously disclosed this error in Note 12 of its Quarterly Report on Form 10-QSB for the three and six months ended December 31, 2006 and the Company will be amending the appropriate prior filings to include restated financial statements for the fiscal year ended June 30, 2006 and for the quarter ended September 30, 2006.

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

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by

Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 1933 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 1933 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $131,652, and accrued interest of $10,226, as of March 31, 2007, as amounts subject to rescission in the accompanying balance sheet.


Liquidity and Capital Resources

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2007, we had a working capital deficit of $2,862,314 and an accumulated deficit of $2,785,746. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

Our footnotes for the period ended March 31, 2007, contain an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds in this offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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


Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues
--------

Total revenues for the three months ended March 31, 2007 amounted to $1,024, compared to revenues of $3,456 for the same period ended March 31, 2006.

Cost of Sales
-------------

Cost of sales was $398 for the three months ended March 31, 2007 as compared to $3,940 for the same period ended March 31, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months ended March 31, 2007 were $94,622 compared to $222,857 for the same period ended March 31, 2006. The decrease was primarily due to significantly lower professional fees in the current quarter. We incurred significant costs in the quarter ended March 31, 2006 relating to the registration of our common stock with the SEC that did we did not incur in the current quarter. The decrease in the current quarter selling, general and administrative expenses is also due to a reduction in the number of our employees in the current quarter.

Other Income (Expense)
----------------------

For the three months ended March 31, 2007, other (expense) totaled ($4,645), compared to ($1,982) for the three months ended March 31, 2006. The increase is a result of higher interest expense in the more recent period.

Net (Loss)
----------

Net (loss) for the three months ended March 31, 2007, amounted to ($98,641), compared to $(225,323) for the same period ended March 31, 2006. The decrease of the net (loss) resulted primarily from our decreased professional fees as described above.

Other Comprehensive Income (Loss)
---------------------------------

Other comprehensive income (loss) for the three months ended March 31, 2007, amounted to ($52,141), compared to $19,375 for the same period ended March 31, 2006. The larger comprehensive (loss) in the current period was a result of significant foreign currency translation losses resulting from the decline of the value of the US dollar in relation to the Australian dollar. As of March 31, 2007, we had Australian denominated liabilities that exceeded our Australian denominated assets, therefore we report other comprehensive losses for currency translation when marking these assets and liabilities to their current US dollar values. Our other comprehensive gains and losses are reported as a separate component of stockholders' equity.


Results of Operations for the Nine Months Ended March 31, 2007 and 2006

Revenues
--------

Total revenues for the nine months ended March 31, 2007 amounted to $8,531, compared to revenues of $8,369 for the same period ended March 31, 2006.

Cost of Sales
-------------

Cost of sales was $3,128 for the nine months ended March 31, 2007 as compared to $5,932 for the same period ended March 31, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $548,367 compared to $393,691 for the same period ended March 31, 2006. The increase was primarily due to a large increase in wages, compensation and related taxes that occurred in the first two quarters of the current fiscal year. Most of these costs are deferred compensation from employment agreements with certain members of our management.

Other Income (Expense)
----------------------

For the nine months ended March 31, 2007, other (expense) totaled ($8,172), compared to ($5,161) for the nine months ended March 31, 2006. The increase is a result of higher interest expense in the more recent period.

Net (Loss)
----------

Net (loss) for the nine months ended March 31, 2007, amounted to ($551,136), compared to $(396,415) for the same period ended March 31, 2006. The increase of the net (loss) resulted primarily from the our increased wages and compensation expenses in the first two quarters of the current fiscal year.

Other Comprehensive Income (Loss)
---------------------------------

Other comprehensive income (loss) for the nine months ended March 31, 2007 amounted to ($154,432), compared to $32,591 for the same period ended March 31, 2006. The larger comprehensive (loss) in the current period was a result of significant foreign currency translation losses resulting from the decline of the value of the US dollar in relation to the Australian dollar. As of March 31, 2007, we had Australian denominated liabilities that exceeded our Australian denominated assets, therefore we report other comprehensive losses for currency translation when marking these assets and liabilities to their current US dollar values. Our other comprehensive gains and losses are reported as a separate component of stockholders' equity.

Off Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.


Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As more fully described in Item 1.01 of our Current Report filed on November 16, 2006, whose information is hereby incorporated by reference, we sold 3,375,000 shares of our common stock to one investor for $152,000, or $0.045 per share. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. The above issuance of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The Investor was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(2) since she agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under
Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

       (a)    Reports on Form 8-K and Form 8K-A
       ----------------------------------------

       On March 13, 2007, we filed a Current Report on Form 8-K, whose information is hereby incorporated by reference. The Current Report pertained to the restatement of our June 30, 2006 financial statements to properly account for bad debts on one of the Company's licensing agreements. This correction and restatement is also discussed in Note 13 to the financial statements.


       On March 23, 2007, we filed a Current Report on Form 8-K, whose information is hereby incorporated by reference. The Current Report pertained to the acquisition of 100% of the common stock of Footfridge
       Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. This acquisition is also discussed in Notes 1 and 3 to the financial statements.


       (b)    Exhibits
       ---------------


       Method of Filing                                    Exhibit Number    Exhibit Title
       ----------------                                    --------------    -------------
       Incorporated  by  reference  to Exhibit 3.1 to           3.1          Certificate of Incorporation
       our Form SB-2 registration  statement on March
       7, 2005 (SEC File No. 333-123176)
       Incorporated  by reference  to Exhibit  3.1(a)          3.1(a)        Certificate of Amendment to Certificate of
       to our Amendment No. 1 to  Form   SB-2                                Incorporation
       registration statement on May 4, 2005 (SEC File
       No. 333-123176)
       Incorporated by reference to Exhibit 3.3 to our          3.2          By-Laws
       Amendment No. 3 to Form SB-2 registration
       statement on August 1, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit 10.1 to             10.1         Exchange Agreement dated September 5, 2004
       our Form SB-2 registration statement on March                         between us and Fit For Business
       7, 2005 (SEC File No. 333-123176).                                    (Australia) Pty Ltd.

       Incorporated by reference to Exhibit 10.2 to             10.2         Stock Option Agreement dated July 25, 2004
       our Form SB-2 registration statement on March                         between us and Fort Street Equity, Inc.
       7, 2005 (SEC File No. 333-123176).                                    (subscription agreement)

       Incorporated by reference to Exhibit 10.2.1 to          10.2.1        Stock Option Extension Letter
       our Amendment No. 8 to Form SB-2 registration
       statement on December 30, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit 10.3 to             10.3         License Agreement with L.R. Global
       our Form SB-2 registration statement on March                         Marketing Pty Ltd. And Extension Agreement
       7, 2005 (SEC File No. 333-123176).

       Incorporated by reference to Exhibit 10.4 to             10.4         Employment Agreement - Mark A. Poulsen
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).

       Incorporated by reference to Exhibit 10.5 to             10.5         Employment Agreement - Anthony F. Head
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).





       Incorporated by reference to Exhibit 10.6 to             10.6         Employment Agreement - Prins A. Ralston
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).

       Incorporated by reference to Exhibit 10.7 to             10.7         Employment Agreement - Sandra L. Wendt
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.8 to             10.8         Agreement with Insource Pty Ltd.
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).

       Incorporated by reference to Exhibit 10.9 to             10.9         Two (2) Promissory Notes with Fort Street
       our Amendment No. 3 to Form SB-2 registration                         Equity both dated July 1, 2005
       statement on August 1, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit 10.9 to            10.9.1        Five (5) Promissory Notes with Fort Street
       our Amendment No. 5 to Form SB-2 registration                         Equity dated as follows:  one (1) dated
       statement on September 26, 2005 (SEC File No.                         September 14, 2005; two (2) dated August
       333-123176).                                                          29, 2005; one (1) dated June 19, 2005; and
                                                                             one (1) dated May 11, 2005
       Incorporated by reference to Exhibit 10.9 to            10.9.2        Two (2) Promissory Notes with Fort Street
       our Amendment No. 8 to Form SB-2 registration                         Equity dated as follows: September 23,
       statement on December 30, 2005 (SEC File No.                          2005; and September 26, 2005
       333-123176).
                                                                 14          Code of Ethics

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


                                    FIT FOR BUSINESS INTERNATIONAL, INC.

Date: May 21, 2007                  By: /s/ Mark A. Poulsen
                                        ---------------------------------------
                                        Mark A. Poulsen
                                        Chief Executive Officer, President, and
                                        Chairman of the Board of Directors


Date: May 21, 2007                  By: /s/ Sandra Wendt
                                        ---------------------------------------
                                        Sandra Wendt
                                        Chief Financial Officer
                                        Principal Accounting Officer