Form 10KSB
period 2007-06-30
Fit For Business International Inc
filed 2007-10-15
CIK 1312623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB
                          ----------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                  June 30, 2007

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

Title of each class registered:     Name of each exchange on which registered:
          None                                      None

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

Yes |X|      No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended June 30, 2007: $12,079

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 15, 2007, was: $85,383

Number of shares of the registrant's common stock outstanding as of October 15, 2007 is: 24,346,000

The Transfer Agent for the Company is Standard Transfer & Trust Co. Inc.

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

CUSTOMERS

For the period ended June 30, 2007, we had 2 customers who had generated approximately $9,622 of revenue.

EMPLOYEES

As of October 15, 2007, we had in total 3 employees, who are also our only Directors and Officers, Mark Poulsen, Anthony Head and Sandra Wendt. Due to our diminished financial capacity, out of the 3 employees only Mark Poulsen continues in a full-time capacity while the other two are part-time. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into employment contracts with our employees.

INDEPENDENT ACCOUNT EXECUTIVES AND CUSTOMER SERVICE REPRESENTATIVES

As of October 15, 2007 we have 15 registered independent account executives and customer services representatives. The independent account executives and customer service representatives are not our agents and have agreed to abide by our code of conduct and quality assured procedures.

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

      Whatmakes up our quality management system? o Quality Policy - The
          Management's commitment to quality o Quality Manual - our overall policy and interpretation of the standard
          o Detailed Work Instructions - documented procedures on how to complete specific task and training
          o Job Descriptions - specific tasking to staff members ensuring responsibility and accountability
          o Company Forms - the approved form used within the company o A procedure for recording and fixing problems o A regular internal check of the system and processes o A regular check by independent auditors of the system and processes

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Fit For Business International, Inc. ("FFBI" or the "Company") is a Nevada corporation in the development stage of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. ("Herbalife"). The accompanying consolidated financial statements of FFBI were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, these financial statements reflect the completion of a deemed reverse merger between FFBI and Fit For Business (Australia) Pty Limited ("FFB Australia"), which was effected on September 14, 2004.

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement, and its stockholders currently have voting control of FFBI, the accompanying consolidated financial statements and related note disclosures present the financial position as of June 30, 2007, and the operations for the years ended June 30, 2007 and June 30, 2006, and comparatives for the period from inception (December 14, 1998) through June 30, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller.

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation.

If the above merger fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company, such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 1933 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 1933 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $168,784, and accrued interest of $13,355, as of June 30, 2007, as amounts subject to rescission in the accompanying balance sheet.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 of the notes to financial statements. Certain critical policies are presented below.

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

Results of Operations for the Years Ended June 30, 2007 and 2006

Revenues
--------

Total revenues for the year ended June 30, 2007 amounted to $12,079, compared to revenues of $9,622 for the year ended June 30, 2006.

Cost of Sales
-------------

Cost of sales was $3,323 for the year ended June 30, 2007 as compared to $6,381 for the same period ended year ended June 30, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the year ended June 30, 2007 were $560,149 compared to $1,298,395 for the year ended June 30, 2006. The decrease was primarily due to significantly lower wages and compensation during the current year, resulting from a reduction of employees and the termination of employment agreements with certain members of our management during the year ended June 30, 2007.

Other Income (Expense)
----------------------

For the year ended June 30, 2007, other income (net) totaled $1,209,949, compared to ($7,313) of other expense (net) for the year ended June 30, 2006. The increase is a result of a $1,239,279 gain from an agreement with our President to cancel his accrued compensation during the year ended June 30, 2007.

Other Comprehensive Income (Loss)
---------------------------------

Other comprehensive loss for the year ended June 30, 2007, amounted to ($192,090), compared to other comprehensive income of $47,347 for the year ended June 30, 2006. The larger comprehensive (loss) in the current period was a result of significant foreign currency translation losses resulting from the decline of the value of the US dollar in relation to the Australian dollar. As of June 30, 2007, we had Australian denominated liabilities that exceeded our Australian denominated assets, therefore we report other comprehensive losses for currency translation when marking these assets and liabilities to their current US dollar values. Our other comprehensive gains and losses are reported as a separate component of stockholders' equity.


Liquidity and Capital Resources

During the year ended June 30, 2007, the Company received proceeds of $152,000 through the sale of its common stock and $38,844 in loans from related parties. Of the amounts received in the year ended June 30, 2007, $137,300 was used in operations, $36,062 to repay loans to related parties, $26,583 to pay offering costs, and $2,471 to repay a bank overdraft. The balance of cash and cash equivalents as of June 30, 2007 was $1,140, which was an increase in cash of $1,045 for the fiscal year.

During the year ended June 30, 2006, the Company received proceeds of $38,000 through the sale of its common stock, $122,305 from the issuance of promissory notes, $54,814 in loans from related parties, and $863 from a bank overdraft. Of the amounts received in the year ended June 30, 2006, $192,987 was used in operations, $1,102 was used to purchase equipment, $22,626 to repay loans to related parties, and $50,199 to pay offering costs. The balance of cash and cash equivalents as of June 30, 2006 was $95, which was a decrease in cash of ($3,585) for the fiscal year.

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2007, we had a working capital deficit of $1,648,989 and an accumulated deficit of $1,576,054. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

Our footnotes for the years ended June 30, 2007 and 2006 contain an explanatory paragraph from our independent registered public accounting firms which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to complete our planned merger or raise a significant amount of proceeds form our offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.



Summary of Contractual Obligations
                                                                     Year Ended June 30,
                                                             ------------------------------------
        Contractual Obligation                     Total        2008         2009         2010
        -------------------------------------   ----------   ----------   ----------   ----------
        Convertible promissory note (a)         $1,018,986   $1,018,986   $    --      $    --
        Loans from related parties                 140,375      140,375        --           --
        Promissory notes - Fort Street Equity      182,139        --           --         182,139
        Accrued Compensation (b)                   285,869      285,869        --           --
        Total                                   $1,627,369   $1,445,230   $    --      $  182,139

       (a) The convertible promissory note was subsequently cancelled in the rescission of the Footfridge acquisition on August 21, 2007.

       (b) The Company is obligated for accrued compensation due its employees as of June 30, 2007 in the amount of $285,869. Pursuant to understandings it has with the related employees, the accrued compensation will be paid when the Company has sufficient funds to meet these obligations.

Changes in Securities

       During the year ended June 30, 2006, the Company issued 100,000 shares of its common stock for $38,000.

       On March 7, 2006, transfer agent services valued at $500 were satisfied with the issuance of 1,000 shares of common stock by the Company.

       During the year ended June 30, 2007, the Company issued 3,375,000 shares of its common for $152,000.


ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant for the fiscal year ended June 30, 2006 was Davis Accounting Group P.C., independent certified public Accountants. We changed accountants for the fiscal year ended June 30, 2007 to Mendoza Berger & Company. Mendoza Berger & Company continues to serve as our account. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



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

ITEM 10 EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the last three fiscal years, for our President and for each of our other executive officers (the "Named Executive
Officers") whose compensation on an annualized basis is anticipated to exceed
$100,000 during fiscal 2007.

                           SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION           LONG TERM COMPENSATION           SECURITIES
                                                                   RESTRICTED         UNDERLYING
NAME AND PRINCIPAL    FISCAL                          ANNUAL          STOCK            OPTIONS         ALL OTHER
POSITION              YEAR       SALARY    BONUS   COMPENSATION      AWARDS        (NO. OF SHARES)   COMPENSATION
--------              ----       ------    -----   ------------      ------         --------------   ------------
1.   Mark Poulsen     2007          0        0           0              0                 0              0
                      2006      $   0       $0           0              0                 0
                      2005      $   0       $0           0              0
2.   Tony Head        2007          0        0           0              0                 0
                      2006      $   0       $0           0              0                 0
                      2005      $   0       $0           0              0
3.   Prins Ralston(1) 2007          0        0           0       1,500,000 shares         0
                      2006      $   0        0           0              0                 0
                      2005      $   0        0          $0              0
4.   Sandra Wendt     2007          0        0           0              0                 0
                      2006      $   0        0           0              0                 0
                      2005      $    0       0          $0              0                 0

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



Dated: October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                  DATE




/s/ Mark A. Poulsen      President, Chief Executive Officer     October 15, 2007
-------------------      and Chairmen of the Board of
Mark Poulsen             Directors

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fit For Business International, Inc.
10/27 Maynview St.
Miltion, Australia 4064

We have audited the accompanying balance sheets of Fit For Business International, Inc. (a development stage company) as of June 30, 2007, and the related statements of operations and comprehensive loss, cash flows and stockholders' equity, for the years then ended and for the period from inception (December 14, 1998) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fit For Business International, Inc. (a development stage company) as of June 30, 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception (December 14, 1998) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP
Irvine, California
October 12, 2007


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                                            June 30,
                                                                              2007
                                                                          -----------
Current assets
   Cash and cash equivalents                                              $     1,140
   Accounts receivable, net of allowance for doubtful accounts                   --
   Other receivables                                                            2,500
   Inventory                                                                    1,484
                                                                          -----------

     Total current assets                                                       5,124

Property and equipment
   Office and computer equipment                                                2,290
   Furniture and fixtures                                                         204
   Web site development costs                                                   8,828
   Developed software applications                                             44,635
                                                                          -----------

                                                                               55,957
   Less accumulated depreciation and amortization                             (26,363)
                                                                          -----------

     Net property and equipment                                                29,594

Intangible assets subject to amortization
   Patent, less accumulated amortization of $20,864                           979,136
   Trademark, less accumulated amortization of $223                                31
                                                                          -----------

                                                                              979,167
Other assets
   Deferred offering costs                                                    194,902
                                                                          -----------

Total assets                                                              $ 1,208,787
                                                                          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                            June 30,
                                                                              2007
                                                                          -----------
Current liabilities
   Accounts payable                                                       $    79,086
   Accrued compensation and related expenses                                  285,869
   Other accrued liabilities                                                  129,797
   Loans from related parties                                                 140,375
   Convertible promissory note                                              1,018,986
                                                                          -----------

     Total current liabilities                                              1,654,113

Deferred revenue - license fees                                               124,750

Promissory notes and accrued interest subject to rescission
   Promissory notes - Fort Street Equity, Inc., 5% per annum, principal
     and accrued interest due December 31, 2009, unsecured                    182,139

Stockholders' (deficit)
   Preferred stock, par value $0.001 per share; 10,000,000 shares
     authorized; 1,000,000 shares issued and outstanding                        1,000
   Common stock, par value $0.001 per share; 100,000,000 shares
     authorized; 24,346,000 shares issued and outstanding                      24,346
   Additional paid-in capital                                                 981,467
   Deficit accumulated during the development stage                        (1,576,054)
   Accumulated other comprehensive loss                                      (182,974)
                                                                          -----------

     Total stockholders' (deficit)                                           (752,215)
                                                                          -----------

Total liabilities and stockholders' (deficit)                             $ 1,208,787
                                                                          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                                             For the Period
                                                                                               December 14,
                                                                  Years Ended June 30,             1998
                                                             ----------------------------      (Inception)
                                                                            (As Restated)      to June 30,
                                                                 2007            2006              2007
                                                             ------------    ------------    --------------
Revenues                                                     $     12,079    $      9,622    $       41,047

Cost of sales                                                       3,323           6,381            17,727
                                                             ------------    ------------    --------------

Gross profit                                                        8,756           3,241            23,320
                                                             ------------    ------------    --------------

Selling, general and administrative expenses
    Wages, compensation and related taxes                         472,438       1,120,246         1,921,864
    Legal, accounting and consulting fees                          58,469         101,577           396,025
    Realized foreign currency exchange (gains) losses             (77,891)          8,079           (63,391)
    Other selling, general and administrative                     107,133          68,493           533,946
                                                             ------------    ------------    --------------

         Total selling, general and administrative
           expenses                                               560,149       1,298,395         2,788,444
                                                             ------------    ------------    --------------

Loss from operations                                             (551,393)     (1,295,154)       (2,765,124)
                                                             ------------    ------------    --------------

Other income (expense)
    Gain on cancellation of officer's accrued compensation      1,236,279            --           1,236,279
    Interest income                                                   531            --                 531
    Interest expense                                              (26,861)         (7,313)          (47,740)
                                                             ------------    ------------    --------------

         Total other income (expense)                           1,209,949          (7,313)        1,189,070
                                                             ------------    ------------    --------------

Income (loss) before provison for income taxes                    658,556      (1,302,467)       (1,576,054)

Provision for income taxes                                           --              --                --
                                                             ------------    ------------    --------------

Net income (loss)                                                 658,556      (1,302,467)       (1,576,054)

Other comprehensive income (loss)
    Foreign currency translation                                 (192,090)         47,347          (182,974)
                                                             ------------    ------------    --------------

Total comprehensive income (loss)                                 466,466      (1,255,120)       (1,759,028)
                                                             ============    ============    ==============

Net income (loss) per common share -
    basic and diluted                                                0.03           (0.06)            (0.17)
                                                             ============    ============    ==============

Weighted average number of common
  shares outstanding                                           23,134,699      20,888,123         9,009,468
                                                             ============    ============    ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH JUNE 30, 2007


                                                                                             Deficit      Accumulated
                                                                                Common     Accumulated       Other
                       Preferred Stock        Common Stock      Additional      Stock       During the   Comprehensive
                      ------------------  --------------------    Paid-in    Subscription  Development       Income
    Description         Shares    Amount     Shares    Amount     Capital     Receivable      Stage          (Loss)        Totals
--------------------- ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 December 14, 1998    $     --    $ --    $      --    $  --    $     --     $      --     $      --      $      --     $      --

Net (loss) for the
 period                     --      --           --       --          --            --         (16,960)          --         (16,960)
Foreign currency
 translation                --      --           --       --          --            --            --             (534)         (534)
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
June 30, 1999               --      --           --       --          --            --         (16,960)          (534)      (17,494)

Net (loss) for the
 period                     --      --           --       --          --            --        (138,322)          --        (138,322)
Foreign currency
 translation                --      --           --       --          --            --            --            7,472         7,472
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2000              --      --           --       --          --            --        (155,282)         6,938      (148,344)

Issuance of common
 stock for services         --      --      5,000,000    5,000        --            --          (5,000)          --            --
Net (loss) for the
 period                     --      --           --       --          --            --         (53,529)          --         (53,529)
Foreign currency
 translation                --      --           --       --          --            --            --           25,453        25,453
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2001              --      --      5,000,000    5,000        --            --        (213,811)        32,391      (176,420)

Net (loss) for the
 period                     --      --           --       --          --            --         (32,584)          --         (32,584)
Foreign currency
 translation                --      --           --       --          --            --            --          (20,804)      (20,804)
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2002              --      --      5,000,000    5,000        --            --        (246,395)        11,587      (229,808)

Net (loss) for the
 period                     --      --           --       --          --            --         (24,176)          --         (24,176)
Foreign currency
 translation                --      --           --       --          --            --            --          (45,554)      (45,554)
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2003              --      --      5,000,000    5,000        --            --        (270,571)       (33,967)     (299,538)

Net (loss) for the
 period                     --      --           --       --          --            --        (130,264)          --        (130,264)
Foreign currency
 translation                --      --           --       --          --            --            --           (6,119)       (6,119)
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2004              --      --      5,000,000    5,000        --            --        (400,835)       (40,086)     (435,921)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH JUNE 30, 2007


                                                                                             Deficit      Accumulated
                                                                                Common     Accumulated       Other
                       Preferred Stock        Common Stock      Additional      Stock       During the   Comprehensive
                      ------------------  --------------------    Paid-in    Subscription  Development       Income
    Description         Shares    Amount     Shares    Amount     Capital     Receivable      Stage          (Loss)        Totals
--------------------- ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------
Stock options
 issued for cash            --      --           --       --        10,000          --            --             --          10,000
Preferred and
common stock issued
 for deemed reverse
 merger with FFB
 Australia             1,000,000   1,000   15,000,000   15,000     (30,950)         --           5,000           --          (9,950)
Employee compensation
 paid by shares
 issued by company
 officer/director           --      --           --       --       220,000          --            --             --         220,000
Loan from former
 director paid by
 shares issued by
 company
 officer/director           --      --           --       --         7,500          --            --             --           7,500
Consulting services
 paid by shares
 issued by company
 officer/director           --      --           --       --       132,500          --            --             --         132,500
Promissory notes
 converted to
 common stock            870,000     870      377,932     --          --            --         378,802
Net (loss) for the
 period                     --      --           --       --          --            --        (536,308)          --        (536,308)
Foreign currency
 translation                --      --           --       --          --            --            --            1,855         1,855
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2005         1,000,000   1,000   20,870,000   20,870     716,982          --        (932,143)       (38,231)     (231,522)

Compensation from
 stock options
 issued by principal
 stockholder                --      --           --       --        54,751          --            --             --          54,751
Common stock issued
 for services               --      --          1,000        1         499          --            --             --             500
Compensation from
 stock options
 issued by principal
 stockholder                --      --           --       --         6,710          --            --             --           6,710
Common stock issued
 for cash                   --      --        100,000      100      49,900       (12,000)         --             --          38,000
Net (loss) for the
 period (as restated)       --      --           --       --          --            --      (1,302,467)          --      (1,302,467)
Foreign currency
 translation                --      --           --       --          --            --            --           47,347        47,347
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2006
 (as restated)         1,000,000   1,000   20,971,000   20,971     828,842       (12,000)   (2,234,610)         9,116    (1,386,681)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH JUNE 30, 2007


                                                                                             Deficit      Accumulated
                                                                                Common     Accumulated       Other
                       Preferred Stock        Common Stock      Additional      Stock       During the   Comprehensive
                      ------------------  --------------------    Paid-in    Subscription  Development       Income
    Description         Shares    Amount     Shares    Amount     Capital     Receivable      Stage          (Loss)        Totals
--------------------- ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Common stock issued
 for cash                   --      --      3,375,000    3,375     148,625          --            --             --         152,000
Compensation from
 extending terms of
 stock options              --      --           --       --         4,000          --            --             --           4,000
Net income for the
 period                     --      --           --       --          --          12,000       658,556           --         670,556
Foreign currency
 translation                --      --           --       --          --            --            --         (192,090)     (192,090)
                      ----------  ------  -----------  -------  ----------   -----------   -----------    -----------   -----------

Balance -
 June 30, 2007         1,000,000  $1,000   24,346,000  $24,346  $  981,467   $      --     $(1,576,054)   $  (182,974)  $  (752,215)
                      ==========  ======  ===========  =======  ==========   ===========   ===========    ===========   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                    FIT FOR BUSINESS INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the period
                                                                                                   December 14,
                                                                         Years Ended June 30,          1998
                                                                     --------------------------    (Inception)
                                                                                   (As Restated)   to June 30,
                                                                         2007           2006           2007
                                                                     -----------    -----------    -----------
Cash flows from operating activities
    Net income (loss)                                                $   658,556    $(1,302,467)   $(1,576,054)
    Adjustments to reconcile net income (loss) to net cash used in operating activities
       Gain on cancellation of officer's accrued compensation         (1,236,279)          --       (1,236,279)
       Depreciation and amortization                                      28,826          8,668         42,861
       Write-off of deferred offering costs                                 --             --           77,000
       Employee compensation paid by issued options and shares             4,000         61,461        285,461
       Consulting and other services paid by issued shares                  --              500        133,000
       Interest on promissory notes converted to paid-in capital            --             --           13,801
       Changes in operating assets and liabilities
          Accounts receivable                                               --             --          124,750
          Other receivables                                               (2,500)          --           (2,500)
          Inventory                                                         --            1,925         (1,277)
          Accounts payable                                               (13,544)        28,599         67,097
          Accrued compensation and other accrued liabilities             423,641      1,008,327      1,521,410
                                                                     -----------    -----------    -----------

                Net cash used in operating activities                   (137,300)      (192,987)      (550,730)
                                                                     -----------    -----------    -----------

Cash flows from investing activities
    Purchases of property and equipment                                     --           (1,102)       (48,131)
    Payment for Australian trademark                                        --             --             (219)
                                                                     -----------    -----------    -----------

                Net cash used in investing activities                       --           (1,102)       (48,350)
                                                                     -----------    -----------    -----------

Cash flows from financing activities
    Bank overdraft                                                        (2,471)           863           --
    Proceeds from loans - related parties                                 38,844         54,814        437,982
    Repayments on loans - related parties                                (36,062)       (22,626)      (331,865)
    Proceeds from loan - former director                                    --             --            7,500
    Proceeds from issuance of convertible notes                             --             --          365,000
    Proceeds from issuance of promissory notes                              --          122,305        156,355
    Proceeds from issuance of common stock                               152,000         38,000        190,050
    Payments of deferred offering costs                                  (26,583)       (50,199)      (246,535)
                                                                     -----------    -----------    -----------

                Net cash provided by financing activities                125,728        143,157        578,487
                                                                     -----------    -----------    -----------

Effect of exchange rate changes on cash and cash equivalents              12,617         47,347         21,733
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                       1,045         (3,585)         1,140

Cash and cash equivalents, beginning of period                                95          3,680           --
                                                                     -----------    -----------    -----------

Cash and cash equivalents, end of period                             $     1,140    $        95    $     1,140
                                                                     ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the period
                                                                                                   December 14,
                                                                         Years Ended June 30,          1998
                                                                     --------------------------    (Inception)
                                                                                   (As Restated)   to June 30,
                                                                         2007           2006           2007
                                                                     -----------    -----------    -----------
Supplemental disclosure of cash flow information

    Cash paid during the period for

       Interest                                                      $      --      $       303    $       502
                                                                     ===========    ===========    ===========

       Income taxes                                                  $      --      $      --      $      --
                                                                     ===========    ===========    ===========



Supplemental disclosure of noncash investing and financing activities

     On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Footfridge had no operations and its only significant asset was a patent. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date.This agreement was subsequently rescinded on August 21, 2007. (See Note 3).







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation

Fit For Business International, Inc. ("FFBI" or the "Company") is a Nevada corporation in the development stage of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. ("Herbalife"). The accompanying consolidated financial statements of FFBI were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, these financial statements reflect the completion of a deemed reverse merger between FFBI and Fit For Business (Australia) Pty Limited ("FFB Australia"), which was effected on September 14, 2004.

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 6), and its stockholders currently have voting control of FFBI, the accompanying consolidated financial statements and related note disclosures present the financial position as of June 30, 2007, and the operations for the years ended June 30, 2007 and June 30, 2006, and comparatives for the period from inception (December 14, 1998) through June 30, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller.

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation.

If the above merger fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Cash and Cash Equivalents
-------------------------

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from sales of its license agreements. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2007, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Notes 10 and 14). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2007, the Company had net capitalized costs of $1,563 related to its web site development.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of June 30, 2007, the Company had net capitalized costs of $26,781 for projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of June 30, 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Trademark
---------

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. For the years ended June 30, 2007 and 2006 the Company incurred advertising costs totaling $3,787 and $102, respectively, all of which were expensed as incurred.

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

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Loss Per Common Share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings
(loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 27.3 million and 22.9 million for the years ended June 30, 2007 and 2006, respectively. Such amounts include shares potentially issuable under outstanding options and convertible notes.

Deferred Offering Costs
-----------------------

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated (see Note 6).

Comprehensive Income (Loss)
---------------------------

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended June 30, 2007 and 2006, and the cumulative period from inception (December 14, 1998) through June 30, 2007, comprehensive income (loss) consisted of net income (loss) and the foreign currency translation adjustments as shown in the Company's statements of operations.

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of the Company's accounts payable, accrued liabilities, loans from related parties and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

The Company accounts for the fair value of stock options granted to employees, stock options granted by a principal stockholder to employees, and common stock issued by a principal stockholder to employees under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." Fort Street Equity, Inc., as a principal stockholder, has provided stock option grants and common stock on behalf of the Company to employees and other parties which are described in Notes 6 and 11.

Estimates
---------

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and revenues and expenses for the years ended June 30, 2007 and 2006, and the cumulative period from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of June 30, 2007, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company was pursuing various sources of equity financing, and planned to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing were being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities were to be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

There can be no assurance that the Company will be able to raise $4.5 million in equity capital through its current SEC related activities, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation.

If the above merger fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


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

The patent has an estimated useful life of thirteen years, and the accumulated amortization on the patent at June 30, 2007 was $20,864.

This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller.

(4)      Accrued Compensation

The Company has entered into employment, consulting, and other related agreements with its management and other personnel. Due to the Company's cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of June 30, 2007 under these contracts amounted to $285,869 which will be paid when the Company has sufficient funds available.

Effective June 6, 2007, the Company and its President and Chief Executive Officer, Mark Poulsen, terminated its employment agreement through execution of a Mutual Release and a Mutual Recession (collectively "Release and Recession"). Under the terms of the Release and Recession, Poulsen and the Company mutually rescinded the Agreement. A total of $1,236,279 of Poulsen's accrued compensation was cancelled in this agreement, and accordingly, is reflected as other income in the statement of operations. As of June 30, 2007, there are no amounts due by the Company to Poulsen for accrued compensation.

(5)      Convertible Debt

As discussed in Note 3, on March 24, 2007 the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. The note bore interest at 7% per annum and was secured by the Footfridge shares. A principal payment of $200,000 was due and payable on September 30, 2007, with the $800,000 remaining balance, plus accrued interest, payable on March 24, 2008. This $800,000 was convertible into common stock of the Company at a conversion rate of $0.10 per share. This promissory note was cancelled and the Footfridge common stock was returned to the seller, pursuant to rescission of the agreement on August 21, 2007 as described in Notes 1 and Note 3.

(6)      Common Stock Transactions and Capital Formation

Issuance of Common Stock
------------------------

During the year ended June 30, 2006, the Company issued 100,000 shares of its common stock for $38,000.

On March 7, 2006, transfer agent services valued at $500 were satisfied with the issuance of 1,000 shares of common stock by the Company.

During the year ended June 30, 2007, the Company issued 3,375,000 shares of its common stock for $152,000.


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

During the year ended June 30, 2006, Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 290,996 options on behalf of the Company to two employees to acquire a like number of shares of common stock of the Company. The market price of the Company's common stock on the date of each stock option grant was $0.50 per share. The principal stockholder charged the grantees a total of $62,520 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 11.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

   Average         Expected      Expected         Employee/          Life of
  Risk-Free       Volatility     Dividend        Nonemployee           the
Interest Rate         of          Yield           Exit Rate          Options
                    Stock
    3.81%           135.3%          0%                0%             160 days

The following tables summarize information about stock options outstanding and exercisable as of June 30, 2007:

Stock Options Outstanding:
-------------------------

                                       Weighted-Avg.
                       Number of         Remaining
     Exercise           Shares          Contractual       Weighted-Avg.
      Price           Outstanding      Life in Years      Exercise Price
      -----           -----------      -------------      --------------
      $0.50            2,000,000            0.5               $0.50


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

From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company under the Stock Exchange Agreement described above, 500,000 shares of common stock were issued to L.R. Global pursuant to the terms of a license agreement (see Note 10). Mr. Poulsen also issued shares of common stock that he received from the Exchange Agreement to satisfy the liabilities of the Company assumed by FFBI related to the compensation of six individuals. FFBI recognized the satisfaction of such liabilities by Mr. Poulsen as additional paid-in capital.

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

FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. As of June 30, 2007, the Company had incurred $194,902 of deferred offering costs which were comprised of legal, accounting and investor relations fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities. This offering is still open.

(7)      Income Taxes

There was no provision (benefit) for income taxes for periods to June 30, 2007.

The Company had deferred income tax assets as of June 30, 2007, as follows:


            Loss carryforwards                        $    116,000
            Less: valuation allowance                      116,000
                                                      ------------


            Total net deferred tax assets             $       --
                                                      ============


As of June 30, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $340,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2022-2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


(8)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of June 30, 2007, the Company owed $41,277 to this entity. This amount owed to this entity was for working capital and office space provided, is non-interest bearing, and has no terms for repayment.

Additionally, the Company has a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. For the years ended June 30, 2007 and 2006, the Company accrued $15,959 and $16,651 in office rent and common area costs pertaining to this agreement. This agreement was terminated on May 31, 2007.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of June 30, 2007, the Company owed $82,928 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of June 30, 2007, the Company owed $16,170 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

The Company has a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the years ended June 30, 2007 and 2006, the Company accrued $15,959 and $16,651 in office rent and common area costs pertaining to this agreement.


(9)      Recent Accounting Pronouncements

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

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has adopted SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

(10)      License Agreements

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

The reserve for doubtful accounts of $375,250, noted above, was originally recorded as an expense to operations in the June 30, 2006 financial statements. However, since no revenue was recognized on the related license agreement, the $375,250 reserve should have been recorded as a reduction of deferred revenue instead of a charge to operations pursuant to SAB No. 104 (see Note 14 for further explanation of this error correction). Deferred revenue at June 30, 2007 on this license agreement totaled $124,750, which represents the total cash received from LR Global.

From the shares issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, under the Exchange Agreement described in Note 6, L.R. Global received 500,000 shares of common stock. The purpose of the transfer was to further involve L.R. Global in the Company as a stockholder, and to provide an incentive for L.R. Global to perform under the License Agreement. Management of the Company maintains that the transfer of shares of common stock to L.R. Global by Mark A. Poulsen was a private transaction between the parties, and not part of the Exchange Agreement to be recognized in the financial statements of the Company.

Second License Agreement
------------------------

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. As of June 30, 2007, Mr. Gilling was also an option holder to purchase 50,000 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 11). Per the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. Pursuant to the original license terms, the fee for the Second License Agreement was $500,000 payable as follows:

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

The Company has not received any of the above payments on this license, and is currently in discussions with Mr. Gilling to renegotiate the terms of the agreement. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded $1,830 as bad debt expense during the year ended June 30, 2007 in order to offset 100% of the previously recognized revenue on this license. Additionally, an allowance for doubtful accounts has been provided to reduce the net accounts receivable and deferred revenue balances to zero.


(11)     Promissory Notes - Fort Street Equity, Inc.

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

The total proceeds received by the Company for the above sales of 565,994 stock options by Fort Street amounted to $134,070. Additional amounts totaling $34,714 were loaned to the Company by Fort Street directly under the same terms as described above. The total amount payable to Fort Street under this obligation is $168,784, plus accrued interest of $13,355. The note is unsecured, carries an interest rate of five (5) percent per annum, and matures on December 31, 2009.

(12)     Commitments and Contingencies

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 11), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $168,784, and accrued interest of $13,355, as of June 30, 2007, as amounts subject to rescission in the accompanying balance sheet.


(13)     Reclassification

Certain reclassifications have been made to conform the June 30, 2006 financial statements to the June 30, 2007 presentation for comparative purposes.


(14)     Restatement of Balances at June 30, 2006

The consolidated statement of stockholders' equity (deficit) from the Company's inception (December 31, 1998) through June 30, 2007 has been restated to correct the effects of an error made in the June 30, 2006 financial statements. On February 14, 2007, the Company determined it was necessary to restate previously-issued financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, based on the conclusion of an internal accountant that the bad debt expense was incorrectly recorded. The error relates to the incorrect expensing of $375,250 of bad debts relating to doubtful collections of accounts receivable associated with the Company's license agreement with Global Marketing Pty. Ltd. (see Note 10). No revenue was ever recognized on this license agreement and therefore the bad debt allowance should have been recorded as a reduction of the associated deferred revenue, rather than as a charge to operations pursuant to SAB No. 104. With the agreement of the Company's current auditors, the Company previously disclosed this error in Note 12 of its Quarterly Report on Form 10-QSB for the three and six months ended December 31, 2006 and the Company is in the process of amending the appropriate prior filings to include restated financial statements for the fiscal year ended June 30, 2006 and for the quarter ended September 30, 2006.

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
                                     ===========    ===========    ===========


(15)     Subsequent Events

Proposed Merger
---------------

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the

Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation.

If the above merger fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Rescission of Footfridge Acquisition
------------------------------------

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition has been recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller.

Settlement Agreement for Accrued Compensation

On August 16, 2007, the Company reached a settlement agreement with one of its former employees to rescind $81,834 of accrued compensation owed by the Company to this former employee.