Form 10KSB/A
period 2007-06-30
Fit For Business International Inc
filed 2007-11-13
CIK 1312623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB/A
                          ----------------------------

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 7, 2007, was: $236,199

Number of shares of the registrant's common stock outstanding as of November 7, 2007 is: 28,280,000

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

EMPLOYEES

As of November 7, 2007, we had in total 3 employees, who are also our only Directors and Officers, Mark Poulsen, Anthony Head and Sandra Wendt. Due to our diminished financial capacity, out of the 3 employees only Mark Poulsen continues in a full-time capacity while the other two are part-time. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good. We have entered into employment contracts with our employees.

INDEPENDENT ACCOUNT EXECUTIVES AND CUSTOMER SERVICE REPRESENTATIVES

As of October 30, 2007 we have 15 registered independent account executives and customer services representatives. The independent account executives and customer service representatives are not our agents and have agreed to abide by our code of conduct and quality assured procedures.

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

The objectives of the Code of Conduct are:
     (a) to establish a proper standard for the conduct of business as an account executive or customer service representative;
     (b) to set out the minimum attributes and abilities that a person must demonstrate to perform as a account executives and customer service representatives under the Code of Conduct, including:
          (i)   being of good character;
          (ii) knowing the FFBI programs and products, in sufficient depth to offer sound and comprehensive advice to a customer;
          (iii) completing continuing professional development as required;
          (iv)  being able to perform diligently and honestly;
          (v)   being able and willing to deal fairly with customers;
          (vi) having enough knowledge of business procedure to conduct business as an account executive or customer service representative;
          (vii) properly managing and maintaining customer, employee and retiree records;
     (c) to require account executives and customer service representatives to be accountable to the customer.

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

Through June 30, 2005, L.R. Global has paid the sum of $124,750. L.R. Global was required to pay the balance of the amount owing by December 31, 2004. L.R. Global was in default of the terms of the License Agreement balance owing to us. In June 2005, L.R. Global paid us USD$7,000 and executed an amended license agreement. The amended license agreement provides for final payment of the balance of the license fee within 60 days after our stock is quoted on the OTC Bulletin Board. In addition, the principals of L.R. Global, Laraine Richardson and Dianne Waghorne, executed personal guarantees for the balance of the outstanding license fee. As of October 30, 2007, L.R. Global was yet to make the remaining payment. L.R. Global's legal representatives are in discussions with the company attempting to negotiate a further payment arrangement. While the Company is negotiating in good faith the Company has reserved its rights to legally enforce its entitlements under its licensing agreements and the Directors and Personal Guarantees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On November 7, 2007, there were 119 shareholders of record of our common stock. Our shares of common stock are traded on the OTCBB under the symbol "FFBU".

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

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fit For Business International, Inc.
Milton, Australia

We have audited the accompanying balance sheet of Fit For Business International, Inc. (a development stage company) as of June 30, 2007, and the related statements of operations and comprehensive loss, cash flows and stockholders' equity, for the two years then ended and for the period from inception (December 14, 1998) through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fit For Business International, Inc. (a development stage company) as of June 30, 2007 and the results of its operations and its cash flows for the two years then ended and for the period from inception (December 14, 1998) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP

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

On August 14, 2007, the Company accepted the exercise of 1,434,006 options from Fort Street Equity, a principal shareholder of the Company, in consideration for a $28,680 reduction in the Company's note payable balance to Fort Street. Fort Street Equity is a related party, therefore no gain or loss was recognized on this equity transaction.

Effective October 11, 2007, the Company issued 2,500,000 shares of its common stock to Mark Poulsen, its President and CEO, as compensation for work performed during the quarter ended September 30, 2007.

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

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 10 EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the last three fiscal years, for our President and for each of our other executive officers (the "Named Executive
Officers").


                                           SUMMARY COMPENSATION TABLE

                      ANNUAL COMPENSATION                  LONG TERM COMPENSATION           SECURITIES
                      -------------------              -------------------------------      UNDERLYING
NAME AND PRINCIPAL    FISCAL                              ANNUAL         RESTRICTED          OPTIONS        ALL OTHER
POSITION               YEAR       SALARY      BONUS    COMPENSATION     STOCK AWARDS     (NO. OF SHARES)  COMPENSATION
--------              ------     --------   --------   ------------   ----------------   --------------   ------------
1. Mark Poulsen (1)    2007      $274,534          -     $274,534                               -              -
                       2006      $289,986          -     $289,986                               -              -
                       2005      $289,986   $388,250     $678,236                               -              -
2. Tony Head           2007      $      -          -     $      -                               -              -
                       2006      $ 77,063          -     $ 77,063                               -              -
                       2005      $ 77,063          -     $ 77,063                               -              -
3. Prins Ralston (2)   2007      $ 51,388          -     $ 51,388                               -              -
                       2006      $131,007   $ 14,957     $145,964     1,500,000 shares          -              -
                       2005      $131,007          -     $131,007                               -              -
4. Sandra Wendt        2007      $ 42,385          -     $ 42,385                               -              -
                       2006      $ 42,385          -     $ 42,385                               -              -
                       2005      $ 42,385          -     $ 42,385                               -              -

(1) All of Mark Poulsen's compensation for the years shown were rescinded effective June 6, 2007. These amounts were originally accrued in their respective fiscal years, and were never paid by the Company.

(2) Prins Ralston temporarily resigned from his positions with the Company due to our inability to pay his salary.

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

Effective June 6, 2007, the Company and its President and Chief Executive Officer, Mark Poulsen, terminated its employment agreement through execution of a Mutual Release and a Mutual Recession (collectively "Release and Recession"). Under the terms of the Release and Recession, Poulsen and the Company mutually rescinded the Agreement. A total of $1,236,279 of Poulsen's accrued compensation was cancelled in this agreement, and reflected as other income in the statement of operations. As of June 30, 2007, there are no amounts due by the Company to Poulsen for accrued compensation.

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

                                  STOCK OPTIONS

To date, we have agreed in the employment agreement with Mr. Ralston to grant him at a future date 30,000 stock options. We have not granted or agreed to grant any other stock options to our directors or officers. On July 25, 2004 we issued 2,000,000 options to purchase common shares to Fort Street Equity Inc. in consideration for $10,000 or $0.005 per option. The options grant Fort Street Equity, Inc. the right to purchase 2,000,000 common shares of our stock at the greater of the market price, as determined under the agreement, less a discount of 40%, or $0.50 per share. The options originally expired on December 31, 2005. However, they had been extended by us until December 31, 2007. Fort Street Equity, Inc., potentially acting as an underwriter, subsequently sold: (i) 100,000 options to the Ralston Superannuation Fund, a related party, for $19,008 on May 10, 2005; (ii) 50,000 options to Bruce Gilling, an unrelated party, for $15,000 on June 14, 2005; (iii) 277,576 options to Therese Mulherin, a related party, for $60,240 on July 1, 2005; (iv) 16,666 options to the Kelly Superannuation Fund, an unrelated party, for $5,000 on August 26, 2005; (v) 66,666 options to Mark Hoey, an unrelated party, for $20,000 on August 19, 2005;
(vi) 13,420 options to Sandra L. Wendt a related party, for $2,280 on September 14, 2005; (vii) 16,666 options to Keith Appleby, an unrelated party, for $5,000 on September 23, 2005; and (viii) 25,000 options to Neil Wendt, a related party, being the brother-in-law of Sandra L. Wendt, for $7,500 on September 26, 2005.

We have not issued any stock options to any officers, directors or staff.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following are the only persons beneficially owning, directly or indirectly, or exercising control or direction over more than 5% of voting rights attached to the shares of our common stock both prior outstanding to the Offering and after giving effect to the Offering and the exercise of options:

Name and Address                      Amount and Nature      Percent of
of Beneficial Owner                   of Beneficial          Class (3)(4)
                                      Ownership
-------------------------------------------------------------------------
Mark A. Poulsen                       14,080,000(1)            48.81%
10/27 Mayneview Street
Milton, Queensland, Australia

Sandra L. Wendt                          488,420(2)             1.83%
30 Cambridge Crescent                38,420 options(5)
Forest Lake, Queensland, Australia

Executive Officers and                14,568,420               50.04%
Directors as a Group                 38,420 options
(2 Persons)

Cede & Co./Fort Street Equity          5,838,274(6)            20.24%
PO Box 222
Bowling Green Station
New York, NY 10274

(1) Includes 8,500,000 shares issued to Kamaneal Investments Pty Ltd as trustee for Mark Poulsen Family Trust;4,040,000 issued to Mark Poulsen; 1,540,000 issued to Karen Poulsen.
(2) Includes 25,000 shares held by Neil Wendt.
(3) Based on 28,230,006 shares of common stock issued and outstanding as of November 7, 2007 plus 565,994 outstanding options.
(4) Excludes 1,000,000 Series "A" Preferred Shares held by Mark A. Poulsen, each preferred share having the right to 50 votes in annual or special meetings of shareholders.
(5) Includes 25,000 options held by Neil Wendt.
(6) Includes 112,500 shares held by Kellie Stough.

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
                                 =========    =========   =========    =========    =========   =========    =========

                                                                                                 Foreign
                                                           Balance                              Currency      Balance
                                   Loans      Payments    June 30,       Loans      Payments    Exchange      June 30,
                                  Received      Made        2006       Received       Made       Effect         2007
                                 ---------    ---------   ---------    ---------    ---------   ---------    ---------
Mark A. Poulsen & Associates
 Pty. Ltd.                       $  23,713   $    --      $  26,974    $  29,438    $ (20,351)  $   5,216    $  41,277
Kamaneal Investments Pty. Ltd.      31,344     (22,626)      70,864       15,541      (15,038)     11,561       82,928
Mark A. & Karen Poulsen               --           (31)         714            -         (673)        (41)           -
GL Ray                                --          (209)       4,782        9,824            -       1,564       16,170
Wayne Hoskin                          --          --           --              -            -           -            -
                                 ---------   ---------    ---------    ---------    ---------   ---------    ---------
   Totals                        $  55,075   $ (22,866)   $ 103,334    $  54,803    $ (36,062)  $  18,300    $ 140,375
                                 =========   =========    =========    =========    =========   =========    =========

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

ITEM 13 EXHIBITS.

31(a)(b) CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed in each of the fiscal years ended June 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $25,503 and $17,385, respectively.

Audit-Related Fees. For the fiscal years ended June 30, 2007 and 2006, there were no fees billed by our principal accountant for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees." Tax Fees. For the fiscal years ended June 30, 2007 and 2006, there were no fees billed by our principal accountant for tax compliance, tax advice, or tax planning work. All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

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



Dated: November 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                 DATE




/s/ Mark A. Poulsen      President, Chief Executive Officer    November 13, 2007
-------------------      and Chairmen of the Board of
Mark Poulsen             Directors