Form 10QSB
period 2007-09-30
Fit For Business International Inc
filed 2007-11-19
CIK 1312623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2007
                                               ------------------

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

                  10/27 Mayneview St., Milton, Q 4064 Australia
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2007: 28,280,006 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1.  Unaudited Condensed Consolidated Financial Statements..............1

   Item 2.  Management's Discussion and Analysis or Plan of Operation.........23

   Item 3.  Controls and Procedures...........................................27


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................28

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......28

   Item 3.  Defaults Upon Senior Securities...................................28

   Item 4.  Submission of Matters to a Vote of Security Holders...............28

   Item 5.  Other Information.................................................28

   Item 6.  Exhibits and Reports of Form 8-K..................................28

SIGNATURES....................................................................31

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                     ASSETS
                                     ------

                                                                 September 30,
                                                                     2007
                                                                 -------------
Current assets
   Cash and cash equivalents                                     $         299
   Accounts receivable, net of allowance for doubtful accounts            --
   Inventory                                                             1,554
                                                                 -------------

     Total current assets                                                1,853

Property and equipment
   Office and computer equipment                                         2,397
   Furniture and fixtures                                                  213
   Web site development costs                                            9,239
   Developed software applications                                      46,718
                                                                 -------------

                                                                        58,567
   Less accumulated depreciation and amortization                      (30,345)
                                                                 -------------

     Net property and equipment                                         28,222

Intangible assets subject to amortization
   Trademark, less accumulated amortization of $240                         26
                                                                 -------------

                                                                            26
Other assets
   Deferred offering costs                                             203,995
                                                                 -------------

Total assets                                                     $     234,096
                                                                 =============



    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                                          September 30,
                                                                               2007
                                                                          -------------
Current liabilities
   Accounts payable                                                       $      86,024
   Accrued compensation and related expenses                                    201,917
   Other accrued liabilities                                                    135,864
   Loans from related parties                                                   151,099
                                                                          -------------

     Total current liabilities                                                  574,904

Deferred revenue - license fees                                                 124,750

Promissory notes and accrued interest subject to rescission
   Promissory notes - Fort Street Equity, Inc., 5% per annum, principal
     and accrued interest due December 31, 2009, unsecured                      157,133

Stockholders' (deficit)
   Preferred stock, par value $0.001 per share; 10,000,000 shares
     authorized; 1,000,000 shares issued and outstanding                          1,000
   Common stock, par value $0.001 per share; 100,000,000 shares
     authorized; 25,780,006 shares issued and outstanding                        25,780
   Additional paid-in capital                                                 1,008,713
   Deficit accumulated during the development stage                          (1,446,196)
   Accumulated other comprehensive loss                                        (211,988)
                                                                          -------------

     Total stockholders' (deficit)                                             (622,691)
                                                                          -------------

Total liabilities and stockholders' (deficit)                             $     234,096
                                                                          =============


    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                                       For the Period
                                                              Three Months Ended         December 14,
                                                                September 30,               1998
                                                        ----------------------------   (Inception) to
                                                                                        September 30,
                                                            2007            2006            2007
                                                        ------------    ------------    -------------
Revenues                                                $        495    $      2,868    $      41,542

Cost of sales                                                    435             697           18,162
                                                        ------------    ------------    -------------

Gross profit                                                      60           2,171           23,380
                                                        ------------    ------------    -------------

Selling, general and administrative expenses
    Wages, compensation and related taxes                     25,062         240,853        1,946,926
    Legal, accounting and consulting fees                      4,078          10,455          400,103
    Realized foreign currency exchange (gains) losses        (44,177)           --           (107,568)
    Other selling, general and administrative                 19,875          10,363          553,821
                                                        ------------    ------------    -------------

        Total selling, general and administrative
          expenses                                             4,838         261,671        2,793,282
                                                        ------------    ------------    -------------

Loss from operations                                          (4,778)       (259,500)      (2,769,902)
                                                        ------------    ------------    -------------

Other income (expense)
    Gain on cancellation and settlement of debt              146,752            --          1,383,031
    Interest and other income                                     23           2,526              554
    Interest expense                                         (12,139)           --            (59,879)
                                                        ------------    ------------    -------------

        Total other income (expense)                         134,636           2,526        1,323,706
                                                        ------------    ------------    -------------

Income (loss) before provison for income taxes               129,858        (256,974)      (1,446,196)

Provision for income taxes                                      --              --               --
                                                        ------------    ------------    -------------

Net income (loss)                                            129,858        (256,974)      (1,446,196)

Other comprehensive income (loss)
    Foreign currency translation                             (29,014)         31,102         (211,988)
                                                        ------------    ------------    -------------

Total comprehensive income (loss)                            100,844        (225,872)      (1,658,184)
                                                        ============    ============    =============

Net income (loss) per common share - basic                      0.01           (0.01)           (0.15)
                                                        ============    ============    =============

Net income (loss) per common share - diluted                    0.00
                                                        ============

Weighted average number of common
  shares outstanding - basic                              25,094,177      20,971,000        9,470,176
                                                        ============    ============    =============

Weighted average number of common
  shares outstanding - diluted                            26,346,000
                                                        ============


    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH SEPTEMBER 30, 2007


                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
Description             Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
--------------------  ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Balance -
 December 14, 1998         --    $ --          --    $  --    $     --     $       --     $      --     $        --     $      --

Net (loss) for the
 period                    --      --          --       --          --             --         (16,960)           --         (16,960)
Foreign currency
 translation               --      --          --       --          --             --            --              (534)         (534)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 1999             --      --          --       --          --             --         (16,960)           (534)      (17,494)

Net (loss) for the
 period                    --      --          --       --          --             --        (138,322)           --        (138,322)
Foreign currency
 translation               --      --          --       --          --             --            --             7,472         7,472
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2000             --      --          --       --          --             --        (155,282)          6,938      (148,344)

Issuance of common
 stock for services        --      --     5,000,000    5,000        --             --          (5,000)           --            --
Net (loss) for the
 period                    --      --          --       --          --             --         (53,529)           --         (53,529)
Foreign currency
 translation               --      --          --       --          --             --            --            25,453        25,453
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2001             --      --     5,000,000    5,000        --             --        (213,811)         32,391      (176,420)

Net (loss) for the
 period                    --      --          --       --          --             --         (32,584)           --         (32,584)
Foreign currency
 translation               --      --          --       --          --             --            --           (20,804)      (20,804)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2002             --      --     5,000,000    5,000        --             --        (246,395)         11,587      (229,808)

Net (loss) for the
 period                    --      --          --       --          --             --         (24,176)           --         (24,176)
Foreign currency
 translation               --      --          --       --          --             --            --           (45,554)      (45,554)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2003             --      --     5,000,000    5,000        --             --        (270,571)        (33,967)     (299,538)

Net (loss) for the
 period                    --      --          --       --          --             --        (130,264)           --        (130,264)
Foreign currency
 translation               --      --          --       --          --             --            --            (6,119)       (6,119)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2004             --    $ --     5,000,000  $ 5,000  $     --     $       --     $  (400,835)  $     (40,086)  $  (435,921)



    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH SEPTEMBER 30, 2007


                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
Description             Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
--------------------  ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Stock options issued
 for cash                  --    $ --          --    $  --    $   10,000   $       --     $      --     $        --     $    10,000
Preferred and common
 stock issued for
 deemed reverse
 merger with FFB
 Australia            1,000,000   1,000  15,000,000   15,000     (30,950)          --           5,000            --          (9,950)
Employee compensation
 paid by shares
 issued by company
 officer/director          --      --          --       --       220,000           --            --              --         220,000
Loan from former
 director paid by
 shares issued by
 company
 officer/director          --      --          --       --         7,500           --            --              --           7,500
Consulting services
 paid by shares
 issued by company
 officer/director          --      --          --       --       132,500           --            --              --         132,500
Promissory notes
 converted to common
 stock                  870,000     870     377,932     --          --             --         378,802
Net (loss) for the
 period                    --      --          --       --          --             --        (536,308)           --        (536,308)
Foreign currency
 translation               --      --          --       --          --             --            --             1,855         1,855
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2005        1,000,000   1,000  20,870,000   20,870     716,982           --        (932,143)        (38,231)     (231,522)

Compensation from
 stock options
 issued by principal
 stockholder               --      --          --       --        54,751           --            --              --          54,751
Common stock issued
 for services              --      --         1,000        1         499           --            --              --             500
Compensation from
 stock options
 issued by principal
 stockholder               --      --          --       --         6,710           --            --              --           6,710
Common stock issued
 for cash                  --      --       100,000      100      49,900        (12,000)         --              --          38,000
Net (loss) for the
 period
 (as restated)             --      --          --       --          --             --      (1,302,467)           --      (1,302,467)
Foreign currency
 translation               --      --          --       --          --             --            --            47,347        47,347
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2006
 (as restated)        1,000,000  $1,000  20,971,000  $20,971  $  828,842   $    (12,000)  $(2,234,610)  $       9,116   $(1,386,681)


    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH SEPTEMBER 30, 2007


                                                                                            Deficit      Accumulated
                                                                              Common      Accumulated       Other
                       Preferred Stock       Common Stock     Additional      Stock        During the   Comprehensive
                      -----------------  -------------------    Paid-in    Subscription   Development      Income
Description             Shares   Amount    Shares     Amount    Capital     Receivable       Stage         (Loss)          Totals
--------------------  ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------
Common stock issued
 for cash                  --    $ --     3,375,000  $ 3,375  $  148,625   $       --     $      --     $        --     $   152,000
Compensation from
 extending terms of
 stock options             --      --          --       --         4,000           --            --              --           4,000
Net income for
 the period                --      --          --       --          --           12,000       658,556            --         670,556
Foreign currency
 translation               --      --          --       --          --             --            --          (192,090)     (192,090)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 June 30, 2007        1,000,000   1,000  24,346,000   24,346     981,467           --      (1,576,054)       (182,974)     (752,215)

Exercise of stock
 options for partial
 settlement of note
 payable to principal
 stockholder
 (unaudited)               --      --     1,434,006    1,434      27,246           --            --              --          28,680
Net income for the
  period (unaudited)       --      --          --       --          --             --         129,858            --         129,858
Foreign currency
  translation
 (unaudited)              --      --          --       --          --             --            --           (29,014)      (29,014)
                      ---------  ------  ----------  -------  ----------   ------------   -----------   -------------   -----------

Balance -
 September 30, 2007
 (unaudited)          1,000,000  $1,000  25,780,006  $25,780  $1,008,713   $       --     $(1,446,196)  $    (211,988)  $  (622,691)
                      =========  ======  ==========  =======  ==========   ============   ===========   =============   ===========


    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the Period
                                                                           Three Months Ended         December 14,
                                                                             September 30,               1998
                                                                     ----------------------------   (Inception) to
                                                                                                     September 30,
                                                                         2007            2006            2007
                                                                     ------------    ------------    -------------
Cash flows from operating activities
    Net income (loss)                                                $    129,858    $   (256,974)   $  (1,446,196)
    Adjustments to reconcile net income (loss) to net cash used in operating activities
       Gain on cancellation and settlement of debt                       (146,752)           --         (1,383,031)
       Depreciation and amortization                                       13,590           2,297           56,451
       Write-off of deferred offering costs                                  --              --             77,000
       Employee compensation paid by issued options and shares               --              --            285,461
       Consulting and other services paid by issued shares                   --              --            133,000
       Interest on promissory notes converted to paid-in capital             --              --             13,801
       Realized foreign currency exchange gains (losses)                  (44,177)           --           (107,568)
       Changes in operating assets and liabilities
          Accounts receivable                                                --              --            124,750
          Other receivables                                                 2,500            --               --
          Inventory                                                          --              --             (1,277)
          Accounts payable                                                  3,098           2,395           70,195
          Accrued compensation and other accrued liabilities               38,913         243,472        1,623,714
          Deferred revenue                                                   --            (1,739)            --
                                                                     ------------    ------------    -------------

                Net cash used in operating activities                      (2,970)        (10,549)        (553,700)
                                                                     ------------    ------------    -------------

Cash flows from investing activities
    Purchases of property and equipment                                      --              --            (48,131)
    Payment for Australian trademark                                         --              --               (219)
                                                                     ------------    ------------    -------------

                Net cash used in investing activities                        --              --            (48,350)
                                                                     ------------    ------------    -------------

Cash flows from financing activities
    Bank overdraft                                                           --              --               --
    Proceeds from loans - related parties                                   3,983            --            441,965
    Repayments on loans - related parties                                    --              --           (331,865)
    Proceeds from loan - former director                                     --              --              7,500
    Proceeds from issuance of convertible notes                              --              --            365,000
    Proceeds from issuance of promissory notes                               --              --            156,355
    Proceeds from issuance of common stock                                   --              --            190,050
    Payments of deferred offering costs                                      --              --           (246,535)
                                                                     ------------    ------------    -------------

                Net cash provided by financing activities                   3,983            --            582,470
                                                                     ------------    ------------    -------------

Effect of exchange rate changes on cash and cash equivalents               (1,854)         40,123           19,879
                                                                     ------------    ------------    -------------

Net increase (decrease) in cash and cash equivalents                         (841)         29,574              299

Cash and cash equivalents, beginning of period                              1,140              95             --
                                                                     ------------    ------------    -------------

Cash and cash equivalents, end of period                             $        299    $     29,669    $         299
                                                                     ============    ============    =============


    The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For the Period
                                                                           Three Months Ended         December 14,
                                                                             September 30,               1998
                                                                     ----------------------------   (Inception) to
                                                                                                     September 30,
                                                                         2007            2006            2007
                                                                     ------------    ------------    -------------

Supplemental disclosure of cash flow information

    Cash paid during the period for

        Interest                                                     $       --      $       --      $         502
                                                                     ============    ============    =============

        Income taxes                                                 $       --      $       --      $       --
                                                                     ============    ============    =============



Supplemental disclosure of noncash investing and financing activities

     On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $28,959 was recognized on the rescission of this acquisition and the related note payable.

     On August 14, 2007, the Company accepted the exercise of 1,434,006 options from Fort Street Equity, a principal shareholder of the Company, in consideration for a $28,680 reduction in the Company's note payable balance to Fort Street. Fort Street Equity is a related party, therefore no gain or loss was recognized on this equity transaction.





     The accompanying notes are an integral part of these unaudited condesed consolidated financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SETPEMBER 30, 2007 AND 2006
                                   (Unaudited)


(1)     Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 6), and its stockholders currently have voting control of FFBI, the accompanying unaudited condensed consolidated financial statements and related note disclosures present the financial position as of September 30, 2007, and the operations for the three months ended September 30, 2007 and September 30, 2006, and comparatives for the period from inception (December 14, 1998) through September 30, 2007, of FFB

Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $28,959 was recognized on the rescission of this acquisition and the related note payable.

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation. This letter of intent expired in October 2007, and the Company is currently seeking other candidates with which to facilitate a merger, acquisition or other combinational transaction.

The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Fit for Business International, Inc. for the fiscal year ended June 30, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company's consolidated audited financial statements for the fiscal year ended June 30, 2007 included in the Company's Annual Report on For 10-KSB.

Cash and Cash Equivalents
-------------------------

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from sales of its license agreements. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2007, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Notes 10 and 14). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of September 30, 2007, the Company had net capitalized costs of $1,348 related to its web site development.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of September 30, 2007, the Company had net capitalized costs of $25,695 for projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of September 30, 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Trademark
---------

The Company obtained a trademark from the government of Australia effective October 15, 1999. The trademark covers the name "Fit For Business" and the logo of the Company. The cost of obtaining the trademark has been capitalized by the Company, and is being amortized over a period of ten years.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. The Company incurred no advertising costs during the three month periods ended September 30, 2007 and 2006.

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

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Loss Per Common Share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings
(loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 22,971,000 for the three months ended September 30, 2006. The effects of issuing such equity instruments would be considered dilutive for the three months ended September 30, 2007, and thus diluted EPS is reflected on the statement of operations for that period. Such amounts include shares potentially issuable under outstanding options.

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

Comprehensive Income (Loss)
---------------------------

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months ended September 30, 2007 and 2006, and the cumulative period from inception (December 14, 1998) through September 30, 2007, comprehensive income (loss) consisted of foreign currency translation adjustments as shown in the Company's statement of operations.

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of the Company's accounts payable, accrued liabilities, loans from related parties and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

Estimates
---------

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and revenues and expenses for the three months ended September 30, 2007 and 2006, and the cumulative period from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of September 30, 2007, and subsequent thereto, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company was pursuing various sources of equity financing, and planned to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing were being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities were to be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

There can be no assurance that the Company will be able to raise $4.5 million in equity capital through its current SEC related activities, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation. This letter of intent expired in October 2007, and the Company is currently seeking other candidates with which to facilitate a merger, acquisition or other combinational transaction.

The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, has negative working capital as of September 30, 2007 totaling $573,051, and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Acquisition of Footfridge Pty Ltd.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $28,959 was recognized on the rescission of this acquisition and the related note payable.

(4)      Accrued Compensation

The Company has entered into employment, consulting, and other related agreements with its management and other personnel. Due to the Company's cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of September 30, 2007 under these contracts amounted to $201,917 which will be paid when the Company has sufficient funds available.
As of September 30, 2007, a total of $25,000 is due by the Company to Poulsen for accrued compensation, and this liability was satisfied through the issuance of 2,500,000 shares on October 11, 2007.

On August 16, 2007, the Company reached a settlement agreement with one of its former employees to rescind $117,793 of accrued compensation (inclusive of related accrued Australian payroll tax obligations), owed by the Company to this former employee.

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

Stock Option Agreement and Stock Options Granted by Principal Stockholder
-------------------------------------------------------------------------

On July 25, 2004, the Company issued 2,000,000 options to Fort Street Equity, Inc. (see below) to purchase the same number of shares of its common stock for $10,000 in cash. The option period was initially through December 31, 2005, but was extended to December 31, 2007, by the Board of Directors of the Company, effective December 3, 2006. Pursuant to the extended terms of exercise, a total of $4,000 of additional compensation expense was recognized during the three months ended December 31, 2006. The exercise price of the options is the higher of $0.50 per share or the average-trading price of the Company's common stock over the preceding ten business days prior to exercise of the options, less a discount of 40 percent.

Fort Street Equity, Inc., as a principal stockholder and holder of 2,000,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 565,994 options on behalf of the Company to employees and other parties to acquire a like number of shares of common stock of the Company. The market price of the Company's common stock on the date of each stock option grant was $0.50 per share. The principal stockholder charged the grantees a total of $134,070 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of three promissory notes which are described in Note 11.

As described above, Fort Street Equity exercised all of its 1,434,006 options on August 14, 2007 as consideration for a $28,680 reduction in the Company's note payable balance.

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

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2007:

    Stock Options Outstanding:
    -------------------------

                                  Weighted-Avg.
                     Number of      Remaining
         Exercise     Shares       Contractual     Weighted-Avg.
          Price     Outstanding   Life in Years   Exercise Price
          -----     -----------   -------------   --------------
          $0.50       565,994         0.25            $0.50


    Stock Options Exercisable:
    -------------------------

         Range of    Number of
         Exercise     Shares       Weighted-Avg.
          Prices    Exercisable   Exercise Price
          ------    -----------   --------------
          $0.50       565,994          $0.50


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

FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. As of September 30, 2007, the Company had incurred $203,995 of deferred offering costs which were comprised of legal, accounting and investor relations fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities. This offering is still open.

(7)      Income Taxes

There was no provision (benefit) for income taxes for periods to September 30, 2007.

The Company had deferred income tax assets as of September 30, 2007, as follows:


            Loss carryforwards                        $    121,000
            Less: valuation allowance                      121,000
                                                      ------------


            Total net deferred tax assets             $       --
                                                      ============


As of September 30, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $357,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2022-2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


(8)      Related Party Transactions

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of September 30, 2007, the Company owed $47,379 to this entity. This amount owed to this entity was for working capital and office space provided, is non-interest bearing, and has no terms for repayment.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of September 30, 2007, the Company owed $86,797 to this entity. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of September 30, 2007, the Company owed $16,924 to Mr. GL Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

The Company had a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the three months ended September 30, 2007 and 2006, the Company accrued $0 and $4,232 in office rent and common area costs pertaining to this agreement. This agreement was terminated in May 2007.

(9)      Recent Accounting Pronouncement

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

Second License Agreement
------------------------

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. Mr. Gilling is also an option holder to purchase 50,000 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 11). Per the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. Pursuant to the original license terms, the fee for the Second License Agreement was $500,000 payable as follows:

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

The Company has not received any of the above payments on this license, and is currently in discussions with Mr. Gilling to renegotiate the terms of the agreement. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded an allowance for doubtful accounts to reduce the net accounts receivable and deferred revenue balances to zero.

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

The total proceeds received by the Company for the above sales of 565,994 stock options by Fort Street amounted to $134,070. Additional amounts totaling $34,714 were loaned to the Company by Fort Street directly under the same terms as described above. The total amount payable to Fort Street at September 30, 2007 under this obligation is $140,883, plus accrued interest of $16,250. The note is unsecured, carries an interest rate of five (5) percent per annum, and matures on December 31, 2009.

(12)     Commitments and Contingencies

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 11), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $140,883, and accrued interest of $16,250, as of September 30, 2007, as amounts subject to rescission in the accompanying balance sheet.

(13)     Subsequent Events

As discussed in Note 4, the Company issued 2,500,000 shares of its common stock on October 11, 2007 to its President and CEO, Mark Poulsen, as compensation for services performed during the quarter ended September 30, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement, and its stockholders currently have voting control of FFBI, the accompanying unaudited condensed consolidated financial statements and related note disclosures present the financial position as of September 30, 2007, and the operations for the years ended September 30, 2007 and September 30, 2006, and comparatives for the period from inception (December 14, 1998) through September 30, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

On July 7, 2007 the Company signed a letter of intent to facilitate a merger, acquisition or other combinational transaction with Belmont Partners, LLC (the "Buyer"). The Buyer's intent is to purchase a controlling interest in the Company's public vehicle (the "Vehicle") for a purchase price of $500,000. Upon acquisition of the Vehicle, the buyer would agree to effectuate a reverse merger of the Vehicle with a target company whereby the Vehicle would remain the surviving corporation. This letter of intent expired in October 2007, and the Company is currently seeking other candidates with which to facilitate a merger, acquisition or other combinational transaction.

The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 11), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $140,883, and accrued interest of $16,250, as of September 30, 2007, as amounts subject to rescission in the accompanying balance sheet.

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

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Revenues
--------

Total revenues for the three months ended September 30, 2007 amounted to $495, compared to revenues of $2,868 for the three months ended September 30, 2006.

Cost of Sales
-------------

Cost of sales was $435 for the three months ended September 30, 2007 as compared to $697 for the same period ended September 30, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months ended September 30, 2007 were $4,838 compared to $261,671 for the three months ended September 30, 2006. The decrease was primarily due to significantly lower wages and compensation during the current quarter, resulting from a reduction of employees and the termination of employment agreements with certain members of our management. Our current quarter selling, general and administrative expenses were also reduced by $47,177 for foreign currency gains realized on our US-denominated assets and liabilities.

Other Income (Expense)
----------------------

For the three months ended September 30, 2007, other income (net) totaled $134,636, compared to $2,526 for the three months ended September 30, 2006. The increase is primarily due to a $117,793 gain from the settlement of an accrued compensation agreement and $28,959 cancellation of indebtedness related to the rescission of our previous acquisition of Footfridge during the quarter ended September 30, 2007.


Liquidity and Capital Resources

During the three months ended September 30, 2007, the Company received proceeds of $3,983 in loans from related parties. Of the amounts received, $2,970 was used in operations. The balance of cash and cash equivalents as of September 30, 2007 was $299.

During the three months ended September 30, 2006, the Company received no proceeds from stock sales or loans. During that period, $10,549 was used in operations. The balance of cash and cash equivalents as of September 30, 2006 was $29,669.

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2007, we had a working capital deficit of $573,051 and an accumulated deficit of $1,446,196. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

Our footnotes for the three months ended September 30, 2007 and 2006 contain an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to complete our planned merger or raise a significant amount of proceeds form our offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

The Company issued 2,500,000 shares of its common stock on October 11, 2007 to its President and CEO, Mark Poulsen, as compensation for services performed during the quarter ended September 30, 2007.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

    (a)    Reports on Form 8-K and Form 8K-A
    ----------------------------------------

    None


    (b)    Exhibits
    ---------------


    Method of Filing                    Exhibit Number   Exhibit Title
    ----------------                    --------------   -------------
    Incorporated by reference to             3.1         Certificate of Incorporation
    Exhibit 3.1 to our Form SB-2
    registration  statement on March 7,
    2005 (SEC File No. 333-123176)



    Incorporated by reference to             3.1(a)      Certificate of Amendment to
    Exhibit 3.1(a) to our Amendment                      Certificate of Incorporation
    No. 1 to Form SB-2 registration
    statement on May 4, 2005 (SEC File
    No. 333-123176)

    Incorporated by reference to             3.2         By-Laws
    Exhibit 3.3 to our Amendment No. 3
    to Form SB-2 registration statement
    on August 1, 2005 (SEC File No.
    333-123176).

    Incorporated by reference to            10.1         Exchange Agreement dated September 5, 2004
    Exhibit 10.1 to our Form SB-2                        between us and Fit For Business (Australia)
    registration statement on March                      Pty Ltd.
    7, 2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.2         Stock Option Agreement dated July 25, 2004
    Exhibit 10.2 to our Form SB-2                        between us and Fort Street Equity, Inc.
    registration statement on March                      (subscription agreement)
    7, 2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.2.1       Stock Option Extension Letter
    Exhibit 10.2.1 to our Amendment No.
    8 to Form SB-2 registration
    statement on December 30, 2005 (SEC
    File No. 333-123176).

    Incorporated by reference to            10.3         License Agreement with L.R. Global
    Exhibit 10.3 to our Form SB-2                        Marketing Pty Ltd. And Extension Agreement
    registration statement on March
    7, 2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.4                Employment Agreement - Mark A. Poulsen
    Exhibit 10.4 to our Form SB-2
    registration statement on March 7,
    2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.5                Employment Agreement - Anthony F. Head
    Exhibit 10.5 to our Form SB-2
    registration statement on March 7,
    2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.6                Employment Agreement - Prins A. Ralston
    Exhibit 10.6 to our Form SB-2
    registration statement on March 7,
    2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.7                Employment Agreement - Sandra L. Wendt
    Exhibit 10.7 to our Form SB-2
    registration statement on March 7,
    2005 (SEC File No. 333-123176).

    Incorporated by reference to            10.8                Agreement with Insource Pty Ltd.
    Exhibit 10.8 to our Form SB-2
    registration statement on March 7,
    2005 (SEC File No. 333-123176).



    Incorporated by reference to            10.9                Two (2) Promissory Notes with Fort Street
    Exhibit 10.9 to our Amendment No. 3                         Equity both dated July 1, 2005
    to Form SB-2 registration statement
    on August 1, 2005 (SEC File No.
    333-123176).

    Incorporated by reference to            10.9.1              Five (5) Promissory Notes with Fort Street
    Exhibit 10.9 to our Amendment No. 5                         Equity dated as follows:  one (1) dated
    to Form SB-2 registration statement                         September 14, 2005; two (2) dated August
    on September 26, 2005 (SEC File No.                         29, 2005; one (1) dated June 19, 2005; and
    333-123176).                                                one (1) dated May 11, 2005

    Incorporated by reference to            10.9.2              Two (2) Promissory Notes with Fort Street
    Exhibit 10.9 to our Amendment No. 8                         Equity dated as follows: September 23,
    to Form SB-2 registration statement                         2005; and September 26, 2005
    on December 30, 2005 (SEC File No.
    333-123176).
                                            14                  Code of Ethics

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


                                     FIT FOR BUSINESS INTERNATIONAL, INC.

Date: November 19, 2007              By: /s/ Mark A. Poulsen
                                         ---------------------------
                                         Mark A. Poulsen
                                         Chief Executive Officer, President, and
                                         Chairman of the Board of Directors


Date: November 19, 2007              By: /s/ Sandra Wendt
                                         -----------------------
                                         Sandra Wendt
                                         Chief Financial Officer
                                         Principal Accounting Officer