Form 10QSB
period 2007-12-31
Fit For Business International Inc
filed 2008-01-24
CIK 1312623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                                  61-7-33673355
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 18, 2008: 98,280,006 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
                                 [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   Item 1.     Unaudited Condensed Consolidated Financial Statements...........1

   Item 2.     Management's Discussion and Analysis or Plan of Operation......25

   Item 3.     Controls and Procedures........................................29


PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings..............................................30

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....30

   Item 3.     Defaults Upon Senior Securities................................30

   Item 4.     Submission of Matters to a Vote of Security Holders............30

   Item 5.     Other Information..............................................31

   Item 6.     Exhibits and Reports of Form 8-K...............................31

SIGNATURES....................................................................33

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      2007
                                                                  ------------

Current assets
   Cash and cash equivalents                                      $        688
   Accounts receivable, net of allowance for doubtful accounts            --
   Inventory                                                             1,533
                                                                  ------------

     Total current assets                                                2,221

Property and equipment
   Office and computer equipment                                         2,365
   Furniture and fixtures                                                  211
   Web site development costs                                            9,118
   Developed software applications                                      46,102
                                                                  ------------

                                                                        57,796
   Less accumulated depreciation and amortization                      (29,945)
                                                                  ------------

     Net property and equipment                                         27,851
                                                                  ------------

Other assets
   Deferred offering costs                                             201,309
                                                                  ------------

Total assets                                                      $    231,381
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

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                                  December 31,
                                                                      2007
                                                                  ------------

Current liabilities
   Accounts payable                                               $     71,633
   Accrued compensation and related expenses                           173,392
   Other accrued liabilities                                           143,373
   Loans from related parties                                           36,865
                                                                  ------------

     Total current liabilities                                         425,263

Deferred revenue - license fees                                        124,750

Promissory notes and accrued interest subject to rescission
   Promissory notes - Fort Street Equity, Inc., 5% per annum, principal and accrued interest due December 31, 2009,
     unsecured                                                         157,363

Stockholders' (deficit)
   Common stock, par value $0.001 per share; 110,000,000 shares
     authorized; 98,280,006 shares issued and outstanding               98,280
   Additional paid-in capital                                        1,095,389
   Deficit accumulated during the development stage                 (1,464,451)
   Accumulated other comprehensive loss                               (205,213)
                                                                  ------------

     Total stockholders' (deficit)                                    (475,995)
                                                                  ------------

Total liabilities and stockholders' (deficit)                     $    231,381
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


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                                                                   For the Period
                                                                                                                     December 14,
                                                            Three Months Ended             Six Months Ended              1998
                                                               December 31,                  December 31,          (Inception) to
                                                        --------------------------    --------------------------     December 31,
                                                           2007           2006           2007           2006             2007
                                                        -----------    -----------    -----------    -----------    -------------
Revenues                                                       --            4,639            495          7,507           41,542

Cost of sales                                                  --            2,033            435          2,730           18,162
                                                        -----------    -----------    -----------    -----------    -------------

Gross profit                                                   --            2,606             60          4,777           23,380
                                                        -----------    -----------    -----------    -----------    -------------

Selling, general and administrative expenses
    Wages, compensation and related taxes                      --          152,757         25,062        393,610        1,946,926
    Legal, accounting and consulting fees                    15,168         21,723         19,246         32,178          415,271
    Realized foreign currency exchange (gains) losses        (1,125)          --          (45,302)          --           (108,693)
    Other selling, general and administrative                 5,098         17,594         24,973         27,957          558,919
                                                        -----------    -----------    -----------    -----------    -------------

      Total selling, general and administrative
          expenses                                           19,141        192,074         23,979        453,745        2,812,423
                                                        -----------    -----------    -----------    -----------    -------------

Loss from operations                                        (19,141)      (189,468)       (23,919)      (448,968)      (2,789,043)
                                                        -----------    -----------    -----------    -----------    -------------

Other income (expense)
    Gain on cancellation and settlement of debt                --             --          146,752           --          1,383,031
    Interest and other income                                 3,740           --            3,763           --              4,294
    Interest expense                                         (2,854)        (6,053)       (14,993)        (3,527)         (62,733)
                                                        -----------    -----------    -----------    -----------    -------------

      Total other income (expense)                              886         (6,053)       135,522         (3,527)       1,324,592
                                                        -----------    -----------    -----------    -----------    -------------

Income (loss) before provision for income taxes             (18,255)      (195,521)       111,603       (452,495)      (1,464,451)

Provision for income taxes                                     --             --             --             --               --
                                                        -----------    -----------    -----------    -----------    -------------

Net income (loss)                                           (18,255)      (195,521)       111,603       (452,495)      (1,464,451)

Other comprehensive income (loss)
    Foreign currency translation                              6,775       (133,393)       (22,239)      (102,291)        (205,213)
                                                        -----------    -----------    -----------    -----------    -------------

Total comprehensive income (loss)                           (11,480)      (328,914)        89,364       (554,786)      (1,669,664)
                                                        ===========    ===========    ===========    ===========    =============

Net income (loss) per common share - basic                    (0.00)         (0.01)          0.00          (0.02)           (0.15)
                                                        ===========    ===========    ===========    ===========    =============

Net income (loss) per common share - diluted                                                 0.00
                                                                                      ===========

Weighted average number of common
  shares outstanding - basic                             27,981,093     22,915,293     26,537,635     21,943,147        9,985,613
                                                        ===========    ===========    ===========    ===========    =============

Weighted average number of common
  shares outstanding - diluted                                                         27,446,543
                                                                                      ===========

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2007


                                                                                             Deficit     Accumulated
                                                                                Common     Accumulated     Other
                         Preferred Stock        Common Stock     Additional     Stock       During the  Comprehensive
                      -------------------  --------------------    Paid-in   Subscription  Development     Income
    Description         Shares     Amount     Shares     Amount    Capital    Receivable      Stage        (Loss)          Totals
--------------------- ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------
Balance -
 December 14, 1998          --    $  --           --    $  --    $     --    $       --    $      --             --     $      --

Net (loss) for
 the period                 --       --           --       --          --            --        (16,960)          --         (16,960)
Foreign currency
 translation                --       --           --       --          --            --           --             (534)         (534)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 1999              --       --           --       --          --            --        (16,960)          (534)      (17,494)

Net (loss) for
 the period                 --       --           --       --          --            --       (138,322)          --        (138,322)
Foreign currency
 translation                --       --           --       --          --            --           --            7,472         7,472
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2000              --       --           --       --          --            --       (155,282)         6,938      (148,344)

Issuance of common
 stock for services         --       --      5,000,000    5,000        --            --         (5,000)          --            --
Net (loss) for
 the period                 --       --           --       --          --            --        (53,529)          --         (53,529)
Foreign currency
 translation                --       --           --       --          --            --           --           25,453        25,453
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2001              --       --      5,000,000    5,000        --            --       (213,811)        32,391      (176,420)

Net (loss) for
 the period                 --       --           --       --          --            --        (32,584)          --         (32,584)
Foreign currency
 translation                --       --           --       --          --            --           --          (20,804)      (20,804)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2002              --       --      5,000,000    5,000        --            --       (246,395)        11,587      (229,808)

Net (loss) for
 the period                 --       --           --       --          --            --        (24,176)          --         (24,176)
Foreign currency
 translation                --       --           --       --          --            --           --          (45,554)      (45,554)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2003              --       --      5,000,000    5,000        --            --       (270,571)       (33,967)     (299,538)

Net (loss) for
 the period                 --       --           --       --          --            --       (130,264)          --        (130,264)
Foreign currency
 translation                --       --           --       --          --            --           --           (6,119)       (6,119)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2004              --    $  --    $ 5,000,000  $ 5,000  $     --    $       --    $  (400,835)       (40,086)  $  (435,921)



              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2007


                                                                                             Deficit     Accumulated
                                                                                Common     Accumulated     Other
                         Preferred Stock        Common Stock     Additional     Stock       During the  Comprehensive
                      -------------------  --------------------    Paid-in   Subscription  Development     Income
    Description         Shares     Amount     Shares     Amount    Capital    Receivable      Stage        (Loss)          Totals
--------------------- ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------
Stock options issued
 for cash                   --    $  --           --    $  --    $   10,000  $       --    $      --             --     $    10,000
Preferred and common
 stock issued for
 deemed reverse
 merger with FFB
 Australia             1,000,000    1,000   15,000,000   15,000     (30,950)         --          5,000           --          (9,950)
Employee compensation
 paid by shares
 issued by company
 officer/director           --       --           --       --       220,000          --           --             --         220,000
Loan from former
 director paid by
 shares issued by
 company
 officer/director           --       --           --       --         7,500          --           --             --           7,500
Consulting services
 paid by shares
 issued by company
 officer/director           --       --           --       --       132,500          --           --             --         132,500
Promissory notes
 converted to
 common stock               --       --        870,000      870     377,932          --           --             --         378,802
Net (loss) for
 the period                 --       --           --       --          --            --       (536,308)          --        (536,308)
Foreign currency
 translation                --       --           --       --          --            --           --            1,855         1,855
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2005         1,000,000    1,000   20,870,000   20,870     716,982          --       (932,143)       (38,231)     (231,522)

Compensation from
 stock options
 issued by principal
 stockholder                --       --           --       --        54,751          --           --             --          54,751
Common stock issued
 for services               --       --          1,000        1         499          --           --             --             500
Compensation from
 stock options
 issued by principal
 stockholder                --       --           --       --         6,710          --           --             --           6,710
Common stock issued
 for cash                   --       --        100,000      100      49,900       (12,000)        --             --          38,000
Net (loss) for the
 period (as restated)       --       --           --       --          --            --     (1,302,467)          --      (1,302,467)
Foreign currency
 translation                --       --           --       --          --            --           --           47,347        47,347
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2006
 (as restated)         1,000,000  $ 1,000   20,971,000  $20,971  $  828,842  $    (12,000) $(2,234,610)         9,116   $(1,386,681)


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH DECEMBER 31, 2007


                                                                                             Deficit     Accumulated
                                                                                Common     Accumulated     Other
                         Preferred Stock        Common Stock     Additional     Stock       During the  Comprehensive
                      -------------------  --------------------    Paid-in   Subscription  Development     Income
    Description         Shares     Amount     Shares     Amount    Capital    Receivable      Stage        (Loss)          Totals
--------------------- ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------
Common stock issued
 for cash                   --    $  --      3,375,000  $ 3,375  $  148,625  $       --    $      --    $        --     $   152,000
Compensation from
 extending terms of
 stock options              --       --           --       --         4,000          --           --             --           4,000
Net income for
 the period                 --       --           --       --          --          12,000      658,556           --         670,556
Foreign currency
 translation                --       --           --       --          --            --           --         (192,090)     (192,090)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 June 30, 2007         1,000,000    1,000   24,346,000   24,346     981,467          --     (1,576,054)      (182,974)     (752,215)

Exercise of stock
 options for partial
 settlement of note
 payable to principal
 stockholder
 (unaudited)                --       --      1,434,006    1,434      27,246          --           --             --          28,680
Issuance of shares to
 pay officer's
 accrued compensation
 (unaudited)                --       --      2,500,000    2,500      22,500          --           --             --          25,000
Issuance of shares to
 officer in
 settlement of debt
 (unaudited)                --       --     20,000,000   20,000     114,176          --           --             --         134,176
Issuance of shares to
 officer to restore
 voting rights on
 undesignated
 preferred shares
 (unaudited)          (1,000,000)  (1,000)  50,000,000   50,000     (50,000)         --           --             --          (1,000)
Net income for the
 period (unaudited)         --       --           --       --          --            --        111,603           --         111,603
Foreign currency
 translation
 (unaudited)                --       --           --       --          --            --           --          (22,239)      (22,239)
                      ----------  -------  -----------  -------  ----------  ------------  -----------  -------------   -----------

Balance -
 December 31, 2007
 (unaudited)                --    $  --     98,280,006  $98,280  $1,095,389  $       --    $(1,464,451) $    (205,213)  $  (475,995)
                      ==========  =======  ===========  =======  ==========  ============  ===========  =============   ===========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Six Months Ended        For the Period
                                                                             December 31,            December 14,
                                                                     --------------------------    1998 (Inception)
                                                                                                   to December 31,
                                                                         2007           2006            2007
                                                                     -----------    -----------    --------------
Cash flows from operating activities
    Net income (loss)                                                $   111,603    $  (452,495)   $   (1,464,451)
    Adjustments to reconcile net income (loss) to net cash used in operating activities
       Gain on cancellation and settlement of debt                      (146,752)          --          (1,383,031)
       Depreciation and amortization                                      13,937          4,743            56,798
       Loss from write-off of deferred offering costs                       --           77,000
       Employee compensation paid by issued options and shares              --            4,000           285,461
       Consulting and other services paid by issued shares                  --             --             133,000
       Interest on promissory notes converted to paid-in capital            --             --              13,801
       Realized foreign currency exchange (gains) losses                 (45,302)          --            (108,693)
       Changes in operating assets and liabilities
          Accounts receivable                                               --             --             124,750
          Other receivables                                                2,500           --                --
          Inventory                                                         --             --              (1,277)
          Accounts payable                                                 3,098        (16,687)           70,195
          Accrued compensation and other accrued liabilities              45,758        396,008         1,630,559
                                                                     -----------    -----------    --------------

                Net cash used in operating activities                    (15,158)       (64,431)         (565,888)
                                                                     -----------    -----------    --------------

Cash flows from investing activities
    Purchases of property and equipment                                     --             --             (48,131)
    Payment for Australian trademark                                        --             --                (219)
                                                                     -----------    -----------    --------------

                Net cash used in investing activities                       --             --             (48,350)
                                                                     -----------    -----------    --------------

Cash flows from financing activities
    Bank overdraft                                                          --           (2,471)             --
    Proceeds from loans - related parties                                 29,109         11,837           467,091
    Repayments on loans - related parties                                   --          (29,885)         (331,865)
    Proceeds from loan - former director                                    --             --               7,500
    Proceeds from issuance of convertible notes                             --             --             365,000
    Proceeds from issuance of promissory notes                              --             --             156,355
    Repayments on promissory notes                                        (1,740)          --              (1,740)
    Proceeds from issuance of common stock                                  --          152,000           190,050
    Payments of deferred offering costs                                     --          (23,052)         (246,535)
                                                                     -----------    -----------    --------------

                Net cash provided by financing activities                 27,369        108,429           605,856
                                                                     -----------    -----------    --------------

Effect of exchange rate changes on cash and cash equivalents             (12,663)          (877)            9,070
                                                                     -----------    -----------    --------------

Net increase (decrease) in cash and cash equivalents                        (452)        43,121               688

Cash and cash equivalents, beginning of period                             1,140             95              --
                                                                     -----------    -----------    --------------

Cash and cash equivalents, end of period                             $       688    $    43,216    $          688
                                                                     ===========    ===========    ==============

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                   FIT FOR BUSINESS INTERNATIONAL, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                                           Six Months Ended        For the Period
                                                                             December 31,            December 14,
                                                                     --------------------------    1998 (Inception)
                                                                                                   to December 31,
                                                                         2007           2006            2007
                                                                     -----------    -----------    --------------
Supplemental disclosure of cash flow information

    Cash paid during the period for

        Interest                                                     $      --      $      --      $         502
                                                                     ===========    ===========    ==============

        Income taxes                                                 $      --      $      --      $         --
                                                                     ===========    ===========    ==============


Supplemental disclosure of noncash investing and financing activities

     On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $29,696 was recognized on the rescission of this acquisition and the related note payable.

     On August 14, 2007, the Company accepted the exercise of 1,434,006 options from Fort Street Equity, a principal shareholder of the Company, in consideration for a $28,680 reduction in the Company's note payable balance to Fort Street. Fort Street Equity is a related party, therefore no gain or loss was recognized on this equity transaction.

     The Company originally issued 1,000,000 shares of preferred stock to its President in 2004 pursuant to a reverse merger transaction. Each of these preferred shares was approved by the Company's Board of Directors to have 50 votes. In December 2007 while performing due diligence for the Company's pending sale, it was discovered that a certificate of designation was not properly filed with the Nevada Secretary of State for the Company's preferred shares. Due to the Company's failure to provide its President properly designated preferred shares and their related voting rights, the Company issued him 50,000,000 shares on December 31, 2007. These additional common shares provide the Company's President an equal number of voting rights to what he would have maintained in the event that the original preferred shares were validly authorized and designated by the Nevada Secretary of State.

     On December 31, 2007, the Company issued 20,000,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies. No gain or loss was recognized on this transaction.





              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                                   (Unaudited)


(1)     Nature of Business and Summary of Significant Accounting Policies

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement (see Note 6), and its stockholders currently have voting control of FFBI, the accompanying unaudited condensed consolidated financial statements and related note disclosures present the financial position as of December 31, 2007, and the operations for the three months and six months ended December 31, 2007 and December 31, 2006, and comparatives for the period from inception (December 14, 1998) through December 31, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB

Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $29,750 was recognized on the rescission of this acquisition and the related note payable.

On January 16, 2008 the Company's President and principal shareholder entered into a stock purchase agreement with Route 32, LLC whereby the President would sell his current majority ownership stake in the Company for $500,000. The stock purchase agreement is expected to be finalized in January 2008.

If the above stock purchase transaction fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Fit for Business International, Inc. for the fiscal year ended June 30, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company's consolidated audited financial statements for the fiscal year ended June 30, 2007 included in the Company's Annual Report on For 10-KSB.

Cash and Cash Equivalents
-------------------------

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consist of amounts due from sales of its license agreements. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of December 31, 2007, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Note 10). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

Internal Web Site Development Costs
-----------------------------------

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2007, the Company had net capitalized costs of $1,036 related to its web site development.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of December 31, 2007, the Company had net capitalized costs of $22,847 for projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed
-----------------------------------------------------------

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of December 31, 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. The Company incurred no advertising costs during the six month periods ended December 31, 2007 and 2006.

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

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and the fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Loss Per Common Share
---------------------

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings
(loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 28.5 million and 24.9 million for the three months ended December 31, 2007 and 2006, and 27.4 million and 23.9 million for the six months ended December 31, 2007 and 2006. The effects of issuing such equity instruments would be considered dilutive for the six months ended December 31, 2007, and thus diluted EPS is reflected on the statement of operations for that period. Such amounts include shares potentially issuable under options that were outstanding during these periods.

Deferred Offering Costs
-----------------------

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Comprehensive Income (Loss)
---------------------------

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months and six months ended December 31, 2007 and 2006, and the cumulative period from inception (December 14, 1998) through December 31, 2007, comprehensive income (loss) consisted of foreign currency translation adjustments as shown in the Company's statement of operations.

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of the Company's accounts payable, accrued liabilities, loans from related parties and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

Estimates
---------

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and revenues and expenses for the three months and six months ended December 31, 2007 and 2006, and the cumulative period from inception. Actual results could differ from those estimates made by management.


(2)      Development Stage Activities and Going Concern

The Company is in the development stage of providing products and services for corporate business wellness programs; living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, nutritional supplements manufactured and supplied by Herbalife. As of December 31, 2007, FFBI had completed organization and reverse merger transactions, initial marketing and corporate awareness programs designed to obtain customers for its products and services, the receipt of a trademark in Australia for the name "Fit For Business", formation of a management team, and other activities related to capital formation, software development, and initial operations. Management of the Company was pursuing various sources of equity financing, and planned to raise approximately $4.5 million through the issuance of common stock for cash, and private investment in public equity ("PIPE") financing of its common stock. The issuance of common stock for cash, and the completion of PIPE financing were being conducted pursuant to the approval by the SEC of several Post-Effective Amendments to the Company's Registration Statement on Form SB-2 which approval was provided in March 2006. The proceeds from the these capital formation activities were to be used by the Company for the development and production of multi-media training programs, marketing and promotional literature and programs, web site enhancement, purchase of inventory, customer call center and computer hardware and software programs to be used to aid the Company's customer service representatives, and working capital required to hire additional staff and provide for an expected increase in operations.

There can be no assurance that the Company will be able to raise $4.5 million in equity capital through its current SEC related activities, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, has negative working capital as of December 31, 2007 totaling $423,042, and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Acquisition and Rescission of Footfridge Pty Ltd.

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


(4)      Accrued Compensation

The Company has entered into employment, consulting, and other related agreements with its management and other personnel. Due to the Company's cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of December 31, 2007 under these contracts amounted to $173,392 which will be paid when the Company has sufficient funds available.
On August 16, 2007, the Company reached a settlement agreement with one of its former employees to rescind $117,793 of accrued compensation (inclusive of related accrued Australian payroll tax obligations), owed by the Company to this former employee.

On October 11, 2007 the Company issued 2,500,000 shares to its President to satisfy an accrued compensation liability of $25,000.


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

On October 11, 2007 the Company issued 2,500,000 shares to its President to satisfy an accrued compensation liability of $25,000.

The Company originally issued 1,000,000 shares of preferred stock to its President in 2004 pursuant to a reverse merger transaction. Each of these preferred shares was approved by the Company's Board of Directors to have 50 votes. In December 2007 while performing due diligence for the Company's pending sale, it was discovered that a certificate of designation was not properly filed with the Nevada Secretary of State for the Company's preferred shares. Due to the Company's failure to provide its President properly designated preferred shares and their related voting rights, the Company issued him 50,000,000 shares on December 31, 2007. These additional common shares provide the Company's President an equal number of voting rights to what he would have maintained in the event that the original preferred shares were validly authorized and designated by the Nevada Secretary of State.

On December 31, 2007, the Company issued 20,000,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies. No gain or loss was recognized on this transaction.

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

As described above, Fort Street Equity exercised all of its 1,434,006 options on August 14, 2007 as consideration for a $28,680 reduction in the Company's note payable balance. The remaining 565,994 options that were granted to employees and other parties expired unexercised on December 31, 2007.

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

There were no options outstanding as of December 31, 2007.

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

FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. These costs were comprised of legal, accounting and investor relations fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.


(7)      Income Taxes

There was no provision (benefit) for income taxes for periods to December 31, 2007.

The Company had deferred income tax assets as of December 31, 2007, as follows:


            Loss carryforwards                        $    128,000
            Less: valuation allowance                      128,000
                                                      ------------

            Total net deferred tax assets             $       --
                                                      ============


As of December 31, 2007, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $375,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2022-2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


(8)      Related Party Transactions

On December 31, 2007, the Company issued 20,000,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies (Mark A. Poulsen & Associates Pty. Ltd. and Kamaneal Investments Pty. Ltd.). No gain or loss was recognized on this transaction.

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of December 31, 2007, the Company owed $0 to this entity.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of December 31, 2007, the Company owed $0 to this entity.

As of December 31, 2007, the Company owed $16,701 to Mr. G.L. Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of December 31, 2007, the Company owed $9,644 to Mr. M. Troy, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

As of December 31, 2007, the Company owed $10,520 to Mr. W. Hoskin, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

The Company had a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the six months ended December 31, 2007 and 2006, the Company accrued $0 and $8,463 in office rent and common area costs pertaining to this agreement. This agreement was terminated in May 2007.


(9)      Recent Accounting Pronouncements

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company adopted this Statement on January 1, 2008, and does not believe that it will have a significant impact on its results of operations or financial position.

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer (a) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

   o  The formation of a joint venture

   o The acquisition of an asset or a group of assets that does not constitute a business
   o  A combination between entities or businesses under common control
   o A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

   o The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

   o The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

   o Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

   o When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

   o Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

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

Also under the Second License Agreement, Mr. Gilling would be entitled to 100,000 stock options to purchase a like number of shares of unregistered common stock of the Company at a 40% discount from market following the payment of the license fee of $80,000 that was scheduled for January 2007. He would also receive 100,000 options to purchase a like number of unregistered shares of common of common stock of the Company at a 40% discount from market on each occasion that he invoices $1,000,000 in retail sales of the Company's products and services. Lastly, the Company is to have first right of refusal to purchase the resultant shares of common stock received by Mr. Gilling under the Second License Agreement at the then prevailing market price of the common stock or less.

The Company has not received any of the above payments on this license. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded an allowance for doubtful accounts to reduce the net accounts receivable and deferred revenue balances to zero.


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

The total proceeds received by the Company for the above sales of 565,994 stock options by Fort Street amounted to $134,070. Additional amounts totaling $34,714 were loaned to the Company by Fort Street directly under the same terms as described above. The total amount payable to Fort Street at December 31, 2007 under this obligation is $138,762, plus accrued interest of $18,601. The Company made a principal repayment of $1,740 during the quarter ended December 31, 2007. The note is unsecured, carries an interest rate of five (5) percent per annum, and matures on December 31, 2009.

(12)     Commitments and Contingencies

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 11), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $138,762, and accrued interest of $18,601, as of December 31, 2007, as amounts subject to rescission in the accompanying balance sheet.

(13)     Subsequent Event

On January 16, 2008 the Company's President and principal shareholder entered into a stock purchase agreement with Route 32, LLC whereby the President would sell his current majority ownership stake in the Company for $500,000. The stock purchase agreement is expected to be finalized in January 2008.

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

Given that FFB Australia is considered to have acquired FFBI by a deemed reverse merger through an Exchange Agreement, and its stockholders currently have voting control of FFBI, the accompanying unaudited condensed consolidated financial statements and related note disclosures present the financial position as of December 31, 2007, and the operations for the three months and six months ended December 31, 2007 and December 31, 2006, and comparatives for the period from inception (December 14, 1998) through December 31, 2007, of FFB Australia under the name of FFBI. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFB Australia and FFBI brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

On January 16, 2008 the Company's President and principal shareholder entered into a stock purchase agreement with Route 32, LLC whereby the President would sell his current majority ownership stake in the Company for $500,000. The stock purchase agreement is expected to be finalized in January 2008.

If the above stock purchase transaction fails, Management will continue its attempt to seek a suitable Company to acquire or merge with and to raise additional equity and debt financing to sustain its current operations. The successful outcome of future activities cannot be determined at this time due to the current market conditions, and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 11), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes, amounting to $138,762, and accrued interest of $18,601, as of December 31, 2007, as amounts subject to rescission in the accompanying balance sheet.

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

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Revenues
--------

We had no revenues for the three months ended December 31, 2007, compared to revenues of $4,639 for the three months ended December 31, 2006.

Cost of Sales
-------------

Cost of sales was $0 for the three months ended December 31, 2007 as compared to $2,033 for the same period ended December 31, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months ended December 31, 2007 were $19,141 compared to $192,074 for the three months ended December 31, 2006. During the three months ended December 31, 2006, we incurred $152,757 in wages, compensation and related taxes that were not incurred in three months ended December 31, 2007 due to our lack of revenues and sufficient working capital.

Other Income (Expense)
----------------------

For the three months ended December 31, 2007, we reported miscellaneous income of $3,740 and incurred interest expense totaling $2,854. For the three months ended December 31, 2006, we incurred interest expense totaling $6,053.


Results of Operations for the Six Months Ended December 31, 2007 and 2006

Revenues
--------

Our revenues for the six months ended December 31, 2007 totaled $495, compared to revenues of $7,507 for the six months ended December 31, 2006.

Cost of Sales
-------------

Cost of sales was $435 for the six months ended December 31, 2007 as compared to $2,730 for the same period ended December 31, 2006.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the six months ended December 31, 2007 were $23,979 compared to $453,745 for the six months ended December 31, 2006. During the six months ended December 31, 2006, we incurred $393,610 in wages, compensation and related taxes, versus only $25,062 of these expenses during the six months ended December 31, 2007.

Other Income (Expense)
----------------------

For the six months ended December 31, 2007, we reported income relating to the cancellation and settlement of debt totaling $146,752, other income of $3,763, and interest expense of $14,993. The gain on the cancellation and settlement of debt included a $117,793 gain from the settlement of an accrued compensation agreement and $28,959 cancellation of indebtedness related to the rescission of our previous acquisition of Footfridge. For the six months ended December 31, 2006, we incurred interest expense totaling $3,527.

Liquidity and Capital Resources

During the six months ended December 31, 2007, the Company received proceeds of $29,109 in loans from related parties. Of the amounts received, $15,158 was used in operations, and $1,740 was used to repay promissory notes. The balance of cash and cash equivalents as of December 31, 2007 was $688.

During the six months ended December 31, 2006, the Company received $152,000 from the sale of common stock and proceeds of $11,837 in loans from related parties. Of the amounts received, $64,431 was used in our operations, $2,471 to cover a cash overdraft, $23,052 to pay costs related to our stock offering, and $29,885 to repay loans to related parties. The balance of cash and cash equivalents as of December 31, 2006 was $43,216.

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of December 31, 2007, we had a working capital deficit of $423,042 and an accumulated deficit of $1,464,451. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

Our footnotes for the six months ended December 31, 2007 and 2006 contain an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to complete our planned merger or raise a significant amount of proceeds form our offering, this may cause our cessation of business resulting in investors losing the value of their investment in us.

Off Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Our subsidiary, Fit For Business (Australia) Pty. Ltd. is plaintiff in legal proceedings against one of our licensees, L.R. Global Marketing Pty. Ltd, for outstanding licensing fees owed in the amount of $443,263.

Other than this claim, neither our parent company nor our subsidiary, or any of their properties, is a party to any pending legal proceeding. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five per cent (5%) of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a part adverse to us or has a material interest adverse to us.

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

The Company issued 2,500,000 shares of its common stock on October 11, 2007 to its President and CEO, Mark Poulsen, as compensation for services performed during July 2007.

The Company originally issued 1,000,000 shares of preferred stock to its President in 2004 pursuant to a reverse merger transaction. Each of these preferred shares was approved by the Company's Board of Directors to have 50 votes. In December 2007 while performing due diligence for the Company's pending sale, it was discovered that a certificate of designation was not properly filed with the Nevada Secretary of State for the Company's preferred shares. As compensation for the Company's failure to provide its President properly designated preferred shares and their related voting rights, the Company issued him 50,000,000 shares on December 31, 2007. These additional common shares provide the Company's President an equal number of voting rights to what he would have maintained in the event that the original preferred shares were validly authorized and designated by the Nevada Secretary of State. No gain or loss or compensation expense has been recognized on this transaction.

On December 31, 2007, the Company issued 20,000,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies. No gain or loss was recognized on this transaction.

The aforementioned shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by
Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

       (a)    Reports on Form 8-K and Form 8K-A
       ----------------------------------------

       On January 8, 2008, we filed a Current Report on Form 8-K, whose information is hereby incorporated by reference. The Current Report pertained to the unregistered sales of equity securities to the Company's
       President and the invalidity of the Company's preferred stock, as further described above in Item 2.

       (b) Exhibits
       ------------
                                                              Exhibit
       Method of Filing                                       Number       Exhibit Title
       ----------------                                       -------      -------------
       Incorporated  by  reference  to Exhibit 3.1 to           3.1         Certificate of Incorporation
       our Form SB-2 registration  statement on March
       7, 2005 (SEC File No. 333-123176)
       Incorporated  by reference  to Exhibit  3.1(a)          3.1(a)       Certificate of Amendment to Certificate of
       to our Amendment No. 1 to  Form   SB-2                               Incorporation
       registration statement on May 4, 2005 (SEC File
       No. 333-123176)
       Incorporated by reference to Exhibit 3.3 to our          3.2         By-Laws
       Amendment No. 3 to Form SB-2 registration
       statement on August 1, 2005 (SEC File No.
       333-123176).

       Incorporated by reference to Exhibit 10.1 to             10.1        Exchange Agreement dated September 5, 2004
       our Form SB-2 registration statement on March                        between us and Fit For Business
       7, 2005 (SEC File No. 333-123176).                                   (Australia) Pty Ltd.
       Incorporated by reference to Exhibit 10.2 to             10.2        Stock Option Agreement dated July 25, 2004
       our Form SB-2 registration statement on March                        between us and Fort Street Equity, Inc.
       7, 2005 (SEC File No. 333-123176).                                   (subscription agreement)
       Incorporated by reference to Exhibit 10.2.1 to          10.2.1       Stock Option Extension Letter
       our Amendment No. 8 to Form SB-2 registration
       statement on December 30, 2005 (SEC File No.
       333-123176).
       Incorporated by reference to Exhibit 10.3 to             10.3        License Agreement with L.R. Global
       our Form SB-2 registration statement on March                        Marketing Pty Ltd. And Extension Agreement
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.4 to             10.4        Employment Agreement - Mark A. Poulsen
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).



       Incorporated by reference to Exhibit 10.5 to             10.5        Employment Agreement - Anthony F. Head
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.6 to             10.6        Employment Agreement - Prins A. Ralston
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.7 to             10.7        Employment Agreement - Sandra L. Wendt
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.8 to             10.8        Agreement with Insource Pty Ltd.
       our Form SB-2 registration statement on March
       7, 2005 (SEC File No. 333-123176).
       Incorporated by reference to Exhibit 10.9 to             10.9        Two (2) Promissory Notes with Fort Street
       our Amendment No. 3 to Form SB-2 registration                        Equity both dated July 1, 2005
       statement on August 1, 2005 (SEC File No.
       333-123176).
       Incorporated by reference to Exhibit 10.9 to            10.9.1       Five (5) Promissory Notes with Fort Street
       our Amendment No. 5 to Form SB-2 registration                        Equity dated as follows:  one (1) dated
       statement on September 26, 2005 (SEC File No.                        September 14, 2005; two (2) dated August
       333-123176).                                                         29, 2005; one (1) dated June 19, 2005; and
                                                                            one (1) dated May 11, 2005
       Incorporated by reference to Exhibit 10.9 to            10.9.2       Two (2) Promissory Notes with Fort Street
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


                                       FIT FOR BUSINESS INTERNATIONAL, INC.

Date: January 24, 2008                 By: /s/ Mark A. Poulsen
                                       ---------------------------
                                       Mark A. Poulsen
                                       Chief Executive Officer, President, and
                                       Chairman of the Board of Directors


Date: January 24, 2008                 By: /s/ Sandra Wendt
                                       -----------------------
                                       Sandra Wendt
                                       Chief Financial Officer
                                       Principal Accounting Officer