Form 10KSB/A
period 2006-06-30
Fit For Business International Inc
filed 2008-01-29
CIK 1312623

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


Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 18, 2008, was: $212,579

Number of shares of the registrant's common stock outstanding as of January 18, 2008 is: 98,280,006

The Transfer Agent for the Company is Standard Transfer.

Explanatory Note

The amended 10-KSB has been filed to correct the effects of the improper expensing of $375,250 of bad debts relating to doubtful collections of accounts receivable associated with the Company's license agreement with Global Marketing Pty. Ltd. No revenue was ever recognized on this license agreement and therefore the bad debt allowance should have been recorded as a reduction of the associated deferred revenue, rather than as a charge to operations pursuant to SAB No. 104.

No other changes have been made to our Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on October 24, 2006 (the Original Report). We have made no attempt in this Amendment to modify or update the other disclosures presented in the Original Report, except as identified above.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

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

These options have since been extended through December 31, 2006.

In the course of the activities described above, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2006, we had a working capital deficit of $(1,407,593) and an accumulated deficit of $(2,234,610). There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the period ended June 30, 2006, we derived revenues from the sale of programs to corporate and living well customers.

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

As of June 30, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,235,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the period ended June 30, 2006, increased by 241.5% to $1,298,395, when compared to $537,653 for the same period ended June 30, 2005. The increase was primarily attributed to executive salaries, an executive bonus, and bad debt expenses.

Other Income (Expense)

For the period ended June 30, 2006, other (expense) consisted of interest expense of $(7,313) related to an increase in debt and the interest required to service such debt. For the same fiscal period ended June 30, 2005, other (expense) consisted of interest expense of $(5,408).

Net (Loss)

Net (loss) for the period ended June 30, 2006, amounted to $(1,302,467), compared to $(536,308) for the same period ended June 30, 2005. The increase in the net (loss) of $(766,159) resulted primarily from the overall decrease in selling, general and administrative expenses, described above and the increase in revenues for the period.

Comprehensive Income (Loss) - Australian Currency Translation

For the period ended June 30, 2006, comprehensive income related to Australian currency translation amounted to $47,347, compared to a comprehensive income of $1,855 for the same fiscal period in 2005.

Total Comprehensive (Loss)

For the period ended June 30, 2006, we experienced a comprehensive (loss) of $(1,255,120), compared to a comprehensive (loss) of $(534,453) for the same fiscal period in 2005. The increase in the total comprehensive (loss) of $(720,667) resulted primarily from the overall increase in selling, general and administrative expenses, and the decrease in revenues offset by the increase in comprehensive income for the period.

Net (Loss) Per Share

We incurred a net (loss) per share of $(0.06) for the period ended June 30, 2006, compared to a net (loss) per share of $(0.03) for the same period ended June 30, 2005. The weighted average number of common shares outstanding for the twelve-month period ended June 30, 2006, was 20,888,123, compared to 20,235,890 shares for the same period in 2005. The weighted average number of common shares outstanding for the periods ended June 30, 2006, and 2005, reflects the retroactive restatement of shares outstanding from the reverse merger between FFBI and Subsidiary effected on September 14, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our total current assets were $1,372 and our total current liabilities were $1,408,965, resulting in a working capital deficit of $(1,407,593). As of the same date, we also had an accumulated deficit during the development stage of $(2,234,610). We finance our operations with a combination of securities issuances and loans from related parties. As discussed below, we completed a private placement of convertible promissory notes in June 2005, which provided gross proceeds of $365,000.

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

As a result of this lack of enforcement by the Company, a reserve for doubtful accounts in the amount of $375,250 was recorded in the financial statements during the year ended June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue to-date from this License Agreement. Accordingly, the reserve for doubtful accounts reduced our deferred revenues related to the license agreement by $375,250 pursuant to SAB No. 104.

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

Capital raising:
- Unconcluded discussions are continuing with various parties as to the provision of funding via a mixture of the issuance of Promissory notes, exercise of options and PIPES transactions. Management expectations are that the first tranche of funding amounting to $350,000 should be available by November 2006/

Expansions of the Licensee base:
-    An additional licensee has been signed up in the USA.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of the independent registered public accounting firm, are as follows:


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005



Report of Registered Independent Auditors....................................F-2

Financial Statements-

   Balance Sheet as of June 30, 2006 (Restated)..............................F-3

   Statements of Operations and Comprehensive (Loss) for the Years Ended
     June 30, 2006 (Restated), and 2005, and Cumulative from Inception.......F-4

   Statements of Stockholders' (Deficit) for the Periods from Inception
     Through June 30, 2006 (Restated)........................................F-5

   Statements of Cash Flows for the Years Ended June 30, 2006 (Restated),
     and 2005, and Cumulative from Inception ................................F-6

   Notes to Financial Statements for the Years
     Ended June 30, 2006 (Restated), and 2005 ...............................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Fit For Business International, Inc.

We have audited the accompanying consolidated balance sheet of Fit For Business International, Inc., (a development stage company) as of June 30, 2006 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Fit For Business International, Inc. as of June 30, 2005 were audited by other auditors, whose report dated October 22, 2006, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 2 to the consolidated financial statements. As discussed in Note 12, the Company has restated its 2006 consolidated financial statements to correct an error related to the recording of bad debt expense when the associated revenues had been previously deferred and remained unearned pursuant to Staff Accounting Bulletin No. 104 (SAB 104). The other auditors reported on the 2006 consolidated financial statements before the restatement.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fit For Business International, Inc. as of June 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP
/s/Mendoza Berger & Company, LLP

Irvine, California
October 17, 2007


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------                                   JUNE 30,
                                                                                2006
                                                                             (RESTATED)
                                                                            -----------
Current Assets:
   Cash on hand                                                             $        95
   Accounts Receivable-
      Trade                                                                        --
      License fee                                                               375,250
      Less - Allowance for doubtful accounts                                   (375,250)
                                                                            -----------
         Total accounts receivable                                                 --
   Inventory                                                                      1,277
                                                                            -----------
         Total current assets                                                     1,372
                                                                            -----------
Property and Equipment:
   Developed software applications                                               38,393
   Web site development costs                                                     7,593
   Office and computer equipment                                                  1,970
   Furniture and fixtures                                                           175
                                                                            -----------
                                                                                 48,131
   Less - Accumulated depreciation and amortization                             (13,865)
                                                                            -----------
         Net property and equipment                                              34,266
                                                                            -----------
Other Assets:
   Trademark                                                                        219
   Less - Accumulated amortization                                                 (170)
   Deferred offering costs                                                      142,952
                                                                            -----------
         Total other assets                                                     143,001
                                                                            -----------
Total Assets                                                                $   178,639
                                                                            ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

Current Liabilities:
   Checks in excess of bank balances                                        $     2,471
   Accounts payable - Trade                                                      80,641
   Accrued liabilities                                                        1,097,769
   Loans from related parties                                                   103,334
   Deferred revenue - License fee                                               124,750
                                                                            -----------
         Total current liabilities                                            1,408,965
                                                                            -----------
Promissory Note:
   Promissory note - Elontraion Pty. Ltd, 5% per annum, due
    December 31, 2009, unsecured 18,253
Promissory notes and Accrued Interest Subject to Rescission:
   Promissory notes - Fort Street Equity, Inc., 5% per annum, due
    December 31, 2009, and accrued interest, unsecured                          138,102
                                                                            -----------
         Total long-term debt                                                   156,355
                                                                            -----------
         Total liabilities                                                    1,565,320
                                                                            -----------
Commitments and Contingencies

Stockholders' (Deficit):
   Preferred stock, par value $.001 per share; 10,000,000 shares
    authorized; 1,000,000 shares issued and outstanding                           1,000
   Common stock, par value $.001, 100,000,000 shares
    authorized; 20,971,000 shares issued and outstanding                         20,971
   Additional paid-in capital                                                   828,842
   Less - Common stock subscription receivable - Fort Street Equity, Inc.       (12,000)
   Accumulated other comprehensive income                                         9,116
   (Deficit) accumulated during the development stage                        (2,234,610)
                                                                            -----------
         Total stockholders' (deficit)                                       (1,386,681)
                                                                            -----------
Total Liabilities and Stockholders' (Deficit)                               $   178,639
                                                                            ===========

   The accompanying notes are an integral part of these financial statements.


                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                          AND CUMULATIVE FROM INCEPTION
                    (DECEMBER 14, 1998) THROUGH JUNE 30, 2006

                                                                      Years Ended
                                                                        June 30,              Cumulative
                                                             ----------------------------        From
                                                                 2006            2005          Inception
                                                              (RESTATED)                      (RESTATED)
                                                             ------------    ------------    ------------
Revenues:
   Sales of products and services                            $      9,622    $     11,053    $     28,968
                                                             ------------    ------------    ------------
        Total revenues                                              9,622          11,053          28,968
                                                             ------------    ------------    ------------
Cost of Goods Sold:
   Cost of goods sold                                               6,381           4,300          14,404
                                                             ------------    ------------    ------------
Gross Profit (Loss)                                                 3,241           6,753          14,564
                                                             ------------    ------------    ------------
Expenses:
   Selling, general and administrative-
      Wages, compensation and related taxes                     1,120,246         132,564       1,449,426
      Legal, accounting and consulting fees                       101,577         214,312         337,556
      Write-off of deferred offering costs                           --              --            79,685
      Advertising and promotion                                       102          31,821          40,316
      Travel, meals and lodging                                     1,994          30,847          35,249
      Office rent and common area costs                            16,651          16,171          32,822
      Training and development                                      1,417          25,473          26,890
      Depreciation and amortization                                 9,109           1,892          13,937
      Other                                                        30,107          39,007         188,801
      Realized foreign exchange adjustments                        17,192          45,566          23,613
                                                             ------------    ------------    ------------
        Total selling, general and administrative expenses      1,298,395         537,653       2,228,295
                                                             ------------    ------------    ------------
(Loss) from Operations                                         (1,295,154)       (530,900)     (2,213,731)
Other Income (Expense)                                             (7,313)         (5,408)        (20,879)
Provision for income taxes                                           --              --              --
                                                             ------------    ------------    ------------
Net (Loss)                                                     (1,302,467)       (536,308)     (2,234,610)
                                                             ------------    ------------    ------------
Comprehensive Income:
    Australian currency translation                                47,347           1,855           9,116
                                                             ------------    ------------    ------------
Total Comprehensive (Loss)                                   $ (1,255,120)   $   (534,453)   $ (2,225,494)
                                                             ============    ============    ============
(Loss) Per Common Share:
   (Loss) per common share - Basic and Diluted               $      (0.06)   $      (0.03)
                                                             ============    ============
Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                             20,888,123      20,235,890
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.


                                               FIT FOR BUSINESS INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                                        FOR THE PERIODS FROM INCEPTION (DECEMBER 14, 1998)
                                                       THROUGH JUNE 30, 2006


                                                                                                           (Deficit)
                                                                              Common       Accumulated    Accumulated
                        Preferred Stock      Common stock      Additional     Stock           Other        During the
                      ------------------ -------------------     Paid-in   Subscription   Comprehensive   Development
    Description         Shares   Amount    Shares     Amount     Capital    Receivable    (Loss) Income      Stage         Totals
-------------------   ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 December 14, 1998         --    $ --          --    $   --    $     --    $       --     $        --     $      --     $      --
Australian currency
 translation               --      --          --        --          --            --              (534)         --            (534)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (16,960)      (16,960)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 1999             --      --          --        --          --            --              (534)      (16,960)      (17,494)
Australian currency
 translation               --      --          --        --          --            --             7,472          --           7,472
Net (loss) for the
 period                    --      --          --        --          --            --              --        (138,322)     (138,322)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2000             --      --          --        --          --            --             6,938      (155,282)     (148,344)
Issuance of common
 stock for services        --      --     5,000,000     5,000        --            --              --          (5,000)         --
Australian currency
 translation               --      --          --        --          --            --            25,453          --          25,453
Net (loss) for the
 period                    --      --          --        --          --            --              --         (53,529)      (53,529)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2001             --      --     5,000,000     5,000        --            --            32,391      (213,811)     (176,420)
Australian currency
 translation               --      --          --        --          --            --           (20,804)         --         (20,804)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (32,584)      (32,584)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2002             --      --     5,000,000     5,000        --            --            11,587      (246,395)     (229,808)
Australian currency
 translation               --      --          --        --          --            --           (45,554)         --         (45,554)
Net (loss) for the
 period                    --      --          --        --          --            --              --         (24,176)      (24,176)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2003             --      --     5,000,000     5,000        --            --           (33,967)     (270,571)     (299,538)
Australian currency
 translation               --      --          --        --          --            --            (6,119)         --          (6,119)
Net (loss) for the
 period                    --      --          --        --          --            --              --        (130,264)     (130,264)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2004             --      --     5,000,000     5,000        --            --           (40,086)     (400,835)     (435,921)
Stock options
 issued for cash           --      --          --        --        10,000          --              --            --          10,000
Preferred and common
 stock issued for
 deemed reverse
 merger with FFB
 Australia            1,000,000   1,000  15,000,000    15,000     (30,950)         --              --           5,000        (9,950)
Employee
 compensation paid
 by issued shares          --      --          --        --       220,000          --              --            --         220,000
Loan from former
 director paid by
 issued shares             --      --          --        --         7,500          --              --            --           7,500
Consulting services
 paid by issued
 shares                    --      --          --        --       132,500          --              --            --         132,500
Promissory notes
 converted to
 common stock              --      --       870,000       870     377,932          --              --            --         378,802
Australian currency
 translation               --      --          --        --          --            --             1,855          --           1,855
Net (loss) for the
 period                    --      --          --        --          --            --              --        (536,308)     (536,308)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
June 30, 2005         1,000,000   1,000  20,870,000    20,870     716,982          --           (38,231)     (932,143)     (231,522)
Compensation from
 stock options
 issued by principal
 stockholder               --      --          --        --        54,751          --              --            --          54,751
Common stock issued
 for services              --      --         1,000         1         499          --              --            --             500
Compensation from
 common stock
 issued by principal
 stockholder               --      --          --        --         6,710          --              --            --           6,710
Common stock issued
 for cash                  --      --       100,000       100      49,900       (12,000)           --            --          38,000
Australian currency
 translation               --      --          --        --          --            --            47,347          --          47,347
Net (loss) for the
 period (Restated)         --      --          --        --          --            --              --      (1,302,467)   (1,302,467)
                      ---------  ------  ----------  --------  ----------  ------------   -------------   -----------   -----------
Balance -
 June 30, 2006        1,000,000  $1,000  20,971,000  $ 20,971  $  828,842  $    (12,000)  $       9,116   $(2,609,860)  $(1,761,931)
                      =========  ======  ==========  ========  ==========  ============   =============   ===========   ===========

                                    The accompanying notes are an integral part of these financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                              THROUGH JUNE 30, 2006

                                                                          Years Ended
                                                                            June 30,             Cumulative
                                                                  --------------------------       From
                                                                      2006           2005        Inception
                                                                   (RESTATED)
                                                                  -----------    -----------    -----------
Operating Activities:
   Net (loss)                                                     $(1,302,467)   $  (536,308)   $(2,234,610)
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
      Depreciation and amortization                                     8,668          2,239         14,035
      Write-off of deferred offering costs                               --             --           77,000
      Employee compensation paid by issued options and shares          61,461         23,384        281,461
      Consulting and other services paid by issued shares                 500        132,500        133,000
      Interest on promissory notes converted to paid-in capital          --            5,698         13,801
        Changes in net assets and liabilities-
          Accounts receivable                                            --          124,750        124,750
          Inventory                                                     1,925         (3,202)        (1,277)
          Accounts payable - trade                                     28,599         49,148         80,641
          Accrued liabilities and other                             1,008,327         89,442      1,097,769
                                                                  -----------    -----------    -----------
Net Cash (Used in) Operating Activities                              (192,987)      (112,349)      (413,430)
                                                                  -----------    -----------    -----------
Investing Activities:
   Purchases of property and equipment                                   (149)        (1,790)        (2,145)
   Payment for Australian trademark                                         9            (21)          (219)
   Expenditures for web site development costs                         (2,640)          (466)        (7,593)
   Expenditures for developed software applications                     1,678        (40,071)       (38,393)
                                                                  -----------    -----------    -----------
Net Cash (Used in) Investing Activities                                (1,102)       (42,348)       (48,350)
                                                                  -----------    -----------    -----------
Financing Activities:
   Proceeds from issuance of convertible notes                           --          180,000        365,000
   Checks in excess of bank balance                                       863          1,608          2,471
   Proceeds from loans - related parties                               54,814        172,120        399,138
   Payments on loans - related parties                                (22,626)      (161,640)      (295,803)
   Proceeds from loan - former director                                  --             --            7,500
   Proceeds from issuance of promissory notes                         122,305         34,050        156,355
   Payments of deferred offering costs                                (50,199)       (69,753)      (219,952)
   Proceeds from issuance of capital stock                             38,000           --           38,050
                                                                  -----------    -----------    -----------
Net Cash Provided by Financing Activities                             143,157        156,385        452,759
                                                                  -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash                                47,347          1,855          9,116
                                                                  -----------    -----------    -----------
Net Increase (Decrease) in Cash                                        (3,585)         3,543             95
Cash - Beginning of Period                                              3,680            137           --
                                                                  -----------    -----------    -----------
Cash - End of Period                                              $        95    $     3,680    $        95
                                                                  ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 2006, AND 2005,
                AND CUMULATIVE FROM INCEPTION (DECEMBER 14, 1998)
                              THROUGH JUNE 30, 2006

                                                                          Years Ended
                                                                            June 30,             Cumulative
                                                                  --------------------------       From
                                                                      2006           2005        Inception
                                                                   (RESTATED)
                                                                  -----------    -----------    -----------

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                    $       303    $       199    $       502
                                                                  ===========    ===========    ===========
      Income taxes                                                $      --      $      --      $      --
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

   Accounts Receivable

Accounts receivable consist of amounts due from sales of its products and services, a license agreement, employees, related parties, and value added tax refunds. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of June 30, 2006, an allowance for doubtful accounts of $375,250 was deemed necessary on the Company's licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Notes 8 and 12). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

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

The exercise price of each option granted amounted to $0.50, which equaled the market price of the Company's common stock on the date of each stock option grant. On the dates of grant, the stock options were fully vested and exercisable. The initial expiration date of the options granted was December 31, 2005. However, such date was subsequently extended to December 31, 2006, by the Board of Directors of the Company.

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

(5)      Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2006, and 2005, was as follows (using a 34 percent effective Federal income tax rate):

                                                  2006          2005
                                               (RESTATED)
                                               ----------    ----------

        Current Tax Provision:
           Federal-
             Taxable income                    $     --      $     --
                                               ----------    ----------

                Total current tax provision    $     --      $     --
                                               ==========    ==========

        Deferred Tax Provision:
           Federal-
             Loss carryforwards                $  443,000    $  182,300
             Change in valuation allowance       (443,000)     (182,300)
                                               ----------    ----------

                Total deferred tax provision   $     --      $     --
                                               ==========    ==========

                      FIT FOR BUSINESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2006, AND 2005


The Company had deferred income tax assets as of June 30, 2006, as follows:

                                                  2006
                                               (RESTATED)
                                               ----------

        Loss carryforwards                     $  760,000
        Less - Valuation allowance               (760,000)
                                               ----------

           Total net deferred tax assets       $     --
                                               ==========

As of June 30, 2006, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,235,000 that may be offset against future taxable income. The net operating loss carryforwards expire in the years 2021-2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

On May 2, 2006, the common stock of the Company began trading on the OTC:BB under the stock symbol FFBU. On May 23, 2006, the two principals of L.R. Global were notified by the Company of the date trading began of the Company's common stock on the OTC:BB, and that the balance of the license fee owed would be due and payable to the Company 60 days from that date. On July 6, 2006, the Company received a letter from the legal counsel for L.R. Global advising the management of the Company that payment of the remaining license fee would not be forthcoming due to alleged verbal misrepresentations made to the principals of L.R. Global by the management of the Company and principal stockholder as to the value of the common stock of the Company that would be achieved by the end of the first week and the end of the first month of trading on the OTC:BB. The principals of L.R. Global have disclosed to the Company through legal counsel that it was their understanding and expectation that the remaining amount due under the License Agreement would be satisfied from the sale of a portion or all of the 500,000 shares of common stock provided to L.R. Global by Mark A Poulsen, President and Chief Executive Officer of the Company (see below). Due to the fact that the trading price of the common stock of the Company in early July 2006, was insufficient to provide proceeds from the sale of the 500,000 shares of common stock owned by L.R. Global in an amount sufficient to satisfy the remaining amount due to the Company under the License Agreement, L.R. Global is asserting alleged damages for misrepresentation, negligent misstatement and/or breaches of Section 52 of the Australian Trade Practices Act of 1974, and has refused payment of the amount owed. Management of the Company denies that it had any responsibility as to the value of its common stock in relation to the amount owed by L.R. Global, and has demanded payment in full. As of October 22, 2006, negotiations are continuing between the Company and the principals of L.R. Global to receive full payment of the amount owed, but the Company has not sought to enforce the collection or personal guarantees provided under the terms of the second extension to the License Agreement dated June 14, 2005 by legal action. As a result of this lack of enforcement by the Company, a reserve for doubtful accounts in the amount of $375,250 was recorded in the accompanying financial statements as of June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue from the License Agreement for the years ended June 30, 2006, and 2005. (See also
Note 12).

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

   Extension of Stock Options

On October 5, 2006, all options granted to purchase common stock of the Company were extended through December 31, 2006.

(12)     Restatement of Balances at June 30, 2006

The accompanying June 30, 2006 financial statements been restated to correct the effects of an error. This error relates to the incorrect expensing of $375,250 of bad debts relating to doubtful collections of accounts receivable associated with the Company's license agreement with Global Marketing Pty. Ltd. (see Note
8). No revenue was ever recognized on this license agreement and therefore the bad debt allowance should have been recorded as a reduction of the associated deferred revenue, rather than as a charge to operations pursuant to SAB No. 104.

The following financial statement line items for the year ended June 30, 2006 were affected by the correction:

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   BALANCE SHEET:
   --------------

   Deferred revenue - license fee       $   500,000   $   124,750   $  (375,250)
                                        ===========   ===========   ===========

   Total current liabilities              1,784,215     1,408,965      (375,250)
                                        ===========   ===========   ===========

   Total liabilities                      1,940,570     1,565,320      (375,250)
                                        ===========   ===========   ===========

   Deficit accumulated during the
   development stage                     (2,609,860)   (2,234,610)      375,250
                                        ===========   ===========   ===========

   Total stockholders' (deficit)         (1,761,931)   (1,386,681)      375,250
                                        ===========   ===========   ===========

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   STATEMENT OF OPERATIONS AND
   COMPREHENSIVE (LOSS):
   ---------------------

   Total selling, general and
   administrative expenses                1,673,645     1,298,395       375,250
                                        ===========   ===========   ===========

   Loss from operations                  (1,670,404)   (1,295,154)      375,250
                                        ===========   ===========   ===========

   Net loss                              (1,677,717)   (1,302,467)      375,250
                                        ===========   ===========   ===========

   Total comprehensive loss              (1,630,370)   (1,255,120)      375,250
                                        ===========   ===========   ===========

   (Loss) per common share                     (.08)         (.06)         (.02)
                                        ===========   ===========   ===========


   STATEMENT OF STOCKHOLDERS' (DEFICIT):
   -------------------------------------

   Net loss                              (1,677,717)   (1,302,467)      375,250
                                        ===========   ===========   ===========

   Deficit accumulated during the
   development stage                     (2,609,860)   (2,234,610)      375,250
                                        ===========   ===========   ===========

   Total stockholders' (deficit)         (1,761,931)   (1,386,681)      375,250
                                        ===========   ===========   ===========


   STATEMENT OF CASH FLOWS:
   ------------------------

   Net loss                              (1,677,717)   (1,302,467)      375,250
                                        ===========   ===========   ===========

   Adjustment to reconcile net (loss)
   to net cash (used in) operating
   activities - allowance for
   doubtful accounts                        375,250             0       375,250
                                        ===========   ===========   ===========


The cumulative amounts from inception have also been restated to incorporate the changes to these financial statement line items.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant for the fiscal year ended June 30, 2006 was originally Davis Accounting Group P.C., independent certified public accountants. Our accountants for the amendment and restatement of the fiscal year ended June 30, 2006 are Mendoza Berger & Company. Mendoza Berger & Company continues to serve as our accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION     LONG TERM COMPENSATION          SECURITIES
                                                                   RESTRICTED         UNDERLYING
NAME AND PRINCIPAL    FISCAL                           ANNUAL         STOCK            OPTIONS         ALL OTHER
POSITION              YEAR     SALARY     BONUS     COMPENSATION     AWARDS        (NO. OF SHARES)   COMPENSATION
--------              ----     ------     -----     ------------     ------         --------------   ------------
1. Mark Poulsen       2006    $289,986      0         $289,986          0                 0              0
                      2005    $289,986   $388,250     $678,236          0                 0              0
                      2004    $288,986      0         $288,986          0                 0              0
2. Tony Head          2006    $ 77,063      0         $ 77,063          0                 0              0
                      2005    $ 77,063      0         $ 77,063          0                 0              0
                      2004    $ 77,063      0         $ 77,063          0                 0              0
3. Prins Ralston(1)   2006    $131,007   $ 14,957     $145,964   1,500,000 shares         0              0
                      2005    $131,007      0         $131,007          0                 0              0
                      2004    $131,007      0         $131,007          0               30,000           0
4. Sandra Wendt       2006    $ 42,385      0         $ 42,385          0                 0              0
                      2005    $ 42,385      0         $ 42,385          0                 0              0
                      2004    $ 42,385      0         $ 42,385          0                 0              0

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

                                  STOCK OPTIONS

To date, we have agreed in the employment agreement with Mr. Ralston to grant him at a future date 30,000 stock options. We have not granted or agreed to grant any other stock options to our directors or officers. On July 25, 2004 we issued 2,000,000 options to purchase common shares to Fort Street Equity Inc. in consideration for $10,000 or $0.005 per option. The options grant Fort Street Equity, Inc. the right to purchase 2,000,000 common shares of our stock at the greater of the market price, as determined under the agreement, less a discount of 40%, or $0.50 per share. The options originally expired on December 31, 2005. However, they had been extended by us until September 30, 2006. Fort Street Equity, Inc., potentially acting as an underwriter, subsequently sold: (i) 100,000 options to the Ralston Superannuation Fund, a related party, for $19,008 on May 10, 2005; (ii) 50,000 options to Bruce Gilling, an unrelated party, for $15,000 on June 14, 2005; (iii) 277,576 options to Therese Mulherin, a related party, for $60,240 on July 1, 2005; (iv) 16,666 options to the Kelly Superannuation Fund, an unrelated party, for $5,000 on August 26, 2005; (v) 66,666 options to Mark Hoey, an unrelated party, for $20,000 on August 19, 2005;
(vi) 13,420 options to Sandra L. Wendt a related party, for $2,280 on September 14, 2005; (vii) 16,666 options to Keith Appleby, an unrelated party, for $5,000 on September 23, 2005; and (viii) 25,000 options to Neil Wendt, a related party, being the brother-in-law of Sandra L. Wendt, for $7,500 on September 26, 2005. These options have all been extended through December 31, 2006.

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




Dated: January 28, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     TITLE                                  DATE





/s/ Mark A. Poulsen      President, Chief Executive Officer     January 28, 2008
-------------------      and Chairmen of the Board of
Mark Poulsen             Directors