Form 10QSB
period 2008-03-31
Marani Brands, Inc.
filed 2008-05-20
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

333-123176
(Commission file number)

Marani Brands, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2008579
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA 91605
(Address of principal executive offices)

(818) 503-5200
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2008: 158,107,746 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
☐ Yes    ☒ No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS

March 31,
2008

Current Assets
Cash and cash equivalents	$587
Accounts receivable, net of allowance for doubtful accounts	-

Total current assets	587

Total assets $	587

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

March 31,
2008
Current liabilities
Accounts payable	$22,875
Accrued compensation and related expenses	160,599
Other accrued liabilities	109,474
Loans from related parties	17,484

Total current liabilities	310,432

Deferred revenue - license fees	124,750

Promissory notes and accrued interest subject to rescission
Promissory notes - Fort Street Equity, Inc., 5% per annum, principal and accrued interest due December 31, 2009, unsecured	79,129

Stockholders' (deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 393,130 shares issued and outstanding	393
Additional paid-in capital	1,427,636
Deficit accumulated during the development stage	(1,724,405)
Accumulated other comprehensive loss	(217,348)

Total stockholders' (deficit)	(513,724)

Total liabilities and stockholders' (deficit)	$587

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		December 14,
	March 31,		March 31,		1998 (Inception)
					to March 31,
	2008	2007	2008	2007	2008

Revenues	$-	$1,024	495	$8,531	$41,542

Cost of sales	-	398	435	3,128	18,162

Gross profit	-	626	60	5,403	23,380

Operating costs and expenses
Wages, compensation and related taxes	5,974	86,059	31,036	482,753	1,952,900
Legal, accounting and consulting fees	17,772	3,257	37,018	35,435	433,043
Realized foreign currency exchange (gains) losses	(2,471)	(16,720)	(51,536)	(16,720)	(111,164)
Other selling, general and administrative	4,469	22,026	29,442	46,899	563,388
Loss from write-down of inventory	1,540	-	1,540	-	1,540
Loss from write-off of deferred offering costs	202,260	-	202,260	-	202,260
Loss from impairment of long-lived assets	27,982	-	27,982	-	27,982

Total selling, general and administrative expenses	257,526	94,622	277,742	548,367	3,069,949

Loss from operations	(257,526)	(93,996)	(277,682)	(542,964)	(3,046,569)

Other income (expense)
Gain on cancellation and settlement of debt	-	-	146,752	-	1,383,031
Interest and other income	-	-	-	-	4,294
Interest expense	(2,428)	(4,645)	(17,421)	(8,172)	(65,161)

Total other income (expense)	(2,428)	(4,645)	129,331	(8,172)	1,322,164

Income (loss) before provision for income taxes	(259,954)	(98,641)	(148,351)	(551,136)	(1,724,405)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(259,954)	(98,641)	(148,351)	(551,136)	(1,724,405)

Other comprehensive income (loss)
Foreign currency translation	(12,135)	(52,141)	(34,374)	(154,432)	(217,348)

Total comprehensive income (loss)	$(272,089)	$(150,782)	$(182,725)	(705,568)	$1,941,753)

Net income (loss) per common share - basic and diluted (restated for 1:250 reverse stock spilt on March 31, 2008)	(0.66)	(1.01)	(0.74)	(6.06)

Weighted average number of common shares outstanding - basic and diluted (restated for 1:250 reverse stock spilt on March 31, 2008)	393,130	97,384	201,121	90,930

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2008
(Restated for 1:250 Reverse Stock Split on March 31, 2008)
(Unaudited)

							Deficit	Accumulated
					Additional	Stock	During the	Comprehensive
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Income
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Loss)	Totals

Balance - December 14, 1998	-	$-	-	$-	$-	$-	$-	$-	$-

Net (loss) for the period				-	-	-	(16,960)	-	(16,960)
Foreign currency translation	-	-	-	-	-	-	-	(534)	(534)

Balance - June 30, 1999	-	-	-	-	-	-	(16,960)	(534)	(17,494)

Net (loss) for the period				-	-	-	(138,322)	-	(138,322)
Foreign currency translation	-	-	-	-	-	-	-	7,472	7,472

Balance - June 30, 2000	-	-	-	-	-	-	(155,282)	6,938	(148,344)

Issuance of common stock for services	-	-	20,000	20	4,980	-	-	-	5,000
Net (loss) for the period		-	-	-	-	-	(58,529)	-	(58,529)
Foreign currency translation	-	-	-	-	-	-	-	25,453	25,453

Balance - June 30, 2001	-	-	20,000	20	4,980	-	(213,811)	32,391	(176,420)

Net (loss) for the period			-	-	-	-	(32,584)	-	(32,584)
Foreign currency translation	-	-	-	-	-	-	-	(20,804)	(20,804)

Balance - June 30, 2002	-	-	20,000	20	4,980	-	(246,395)	11,587	(229,808)

Net (loss) for the period	-	-	-	-	-	-	(24,176)	-	(24,176)
Foreign currency translation	-	-	-	-	-	-	-	(45,554)	(45,554)

Balance - June 30, 2003	-	-	20,000	20	4,980	-	(270,571)	(33,967)	(299,538)

Net (loss) for the period			-	-	-	-	(130,264)	-	(130,264)
Foreign currency translation	-	-	-	-	-	-	-	(6,119)	(6,119)

Balance - June 30, 2004	-	$-	$20,000	$20	$4,980	$-	$(400,835)	$(40,086)	$(435,921)

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2008
(Restated for 1:250 Reverse Stock Split on March 31, 2008)
(Unaudited)

							Deficit	Accumulated
						Common	Accumulated	Other
					Additional	Stock	During the	Comprehensive
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Income
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Loss)	Totals

Stock options issued for cash	-	$-	-	$-	$10,000	$-	$-	$-	$10,000
Preferred and common stock issued for deemed reverse merger with FFB Australia	1,000,000	1,000	60,010	60	(16,010)	-	-	-	(14,950)
Employee compensation paid by shares issued by company officer/director	-	-	-	-	220,000	-	-	-	220,000
Loan from former director paid by shares issued by company officer/director	-	-	-	-	7,500	-	-	-	7,500
Consulting services paid by shares issued by company officer/director	-	-	-	-	132,500	-	-	-	132,500
Promissory notes converted to common stock			3,480	3	378,799	-	-	-	378,802
Net (loss) for the period	-	-	-	-	-	-	(531,308)	-	(531,308)
Foreign currency translation	-	-	-	-	-	-	-	1,855	1,855

Balance - June 30, 2005	1,000,000	1,000	83,490	83	737,769	-	(932,143)	(38,231)	(231,522)

Compensation from stock options issued by principal stockholder	-	-	-	-	54,751	-	-	-	54,751
Common stock issued for services	-	-	4	-	500	-	-	-	500
Compensation from stock options issued by principal stockholder	-	-	-	-	6,710	-	-	-	6,710
Common stock issued for cash	-	-	400	-	50,000	(12,000)		-	38,000
Net (loss) for the period (as restated)	-	-	-	-	-	-	(1,302,467)	-	(1,302,467)
Foreign currency translation	-	-	-	-	-	-	-	47,347	47,347

Balance - June 30, 2006 (as restated)	1,000,000	$1,000	83,894	$83	$849,730	$(12,000)	$(2,234,610)	$9,116	$(1,386,681)

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE COMPANY'S INCEPTION (DECEMBER 14, 1998) THROUGH MARCH 31, 2008
(Restated for 1:250 Reverse Stock Split on March 31, 2008)
(Unaudited)

							Deficit	Accumulated
						Common	Accumulated	Other
					Additional	Stock	During the	Comprehensive
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Income
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Loss)	Totals

Common stock issued for cash	-	$-	13,500	$14	151,986	$-	$-	$-	$152,000
Compensation from extending terms of stock options	-	-	-	-	4,000	-	-	-	4,000
Net income for the period	-	-	-	-	-	12,000	658,556	-	670,556
Foreign currency translation	-	-	-	-	-	-	-	(192,090)	(192,090)

Balance - June 30, 2007	1,000,000	1,000	97,394	97	1,005,716	-	(1,576,054)	(182,974)	(752,215)

Exercise of stock options for partial settlement of note payable to principal stockholder	-	-	5,736	6	28,674	-	-	-	8,680
Issuance of shares to pay officer's accrued compensation	-	-	10,000	10	24,990	-	-	-	25,000
Issuance of shares to officer in settlement of debt	-	-	80,000	80	134,096	-	-	-	134,176
Issuance of shares to officer to restore voting rights on undesignated preferred shares	(1,000,000)	(1,000)	200,000	200	(200)	-	-	-	(1,000)
Payoff of debt by officer with proceeds from sale of shares to Route 32, LLC	-	-	-	-	234,360	-	-	-	234,360
Net income for the period	-	-	-	-	-	-	(148,351)	-	(148,351)
Foreign currency translation	-	-	-	-	-	-	-	(34,374)	(34,374)

Balance - March 31, 2008	-	$-	393,130	$393	$1,427,636	$-	$1,724,405)	$217,348)	$(513,724)

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	Nine Months Ended		December 14,
	March 31,		1998 (Inception)
			to March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(148,351)	$(551,136)	$(1,724,405)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on cancellation and settlement of debt	(146,752)	-	(1,383,031)
Depreciation and amortization	14,129	8,869	56,990
Loss from write-down of inventory	1,540	-	1,540
Loss from write-off of deferred offering costs	202,260	-	279,260
Loss from impairment of long-lived assets	27,982		27,982
Employee compensation paid by issued options and shares	-	4,000	285,461
Consulting and other services paid by issued shares	-	-	133,000
Interest on promissory notes converted to paid-in capital	-	-	13,801
Realized foreign currency exchange (gains) losses	(51,536)	-	(51,536)
Changes in operating assets and liabilities
Accounts receivable	-	-	124,750
Other receivables	2,500	-	-
Inventory	-	-	(1,277)
Accounts payable	22,630	(35,425)	89,727
Accrued compensation and other accrued liabilities	22,577	475,621	1,543,987

Net cash used in operating activities	(53,021)	(98,071)	(603,751)

Cash flows from investing activities
Purchases of property and equipment	-	-	(48,131)
Payment for Australian trademark	-	-	(219)

Net cash used in investing activities	-	-	(48,350)

Cash flows from financing activities
Bank overdraft	-	(2,471)	-
Proceeds from loans - related parties	30,698	27,389	476,180
Repayments on loans - related parties	(20,864)	(30,173)	(352,729)
Proceeds from issuance of convertible notes	-	-	365,000
Proceeds from issuance of promissory notes	-	-	156,355
Repayments on promissory notes	(1,740)	-	(1,740)
Proceeds from issuance of common stock	-	152,000	190,050
Proceeds from other contributed capital	71,614	-	71,614
Payments of deferred offering costs	-	(26,078)	(246,535)

Net cash provided by financing activities	79,708	120,667	658,195

Effect of exchange rate changes on cash and cash equivalents	(27,240)	(15,737)	(5,507)

Net increase (decrease) in cash and cash equivalents	(553)	6,859	587

Cash and cash equivalents, beginning of period	1,140	95	-

Cash and cash equivalents, end of period	$587	$6,954	$587

See accompanying footnotes

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		For the Period December 14, 1998
			(Inception)
			to March 31,
	2008	2007	2008

Supplemental disclosure of cash flow information

Cash paid during the period for

Interest	$-	$-	$502

Income taxes	$-	$-	$-

Supplemental disclosure of noncash investing and financing activities (restated for 1:250 reverse stock split on March 31, 2008).

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

On August 14, 2007, the Company accepted the exercise of 5,736 options from Fort Street Equity, a principal shareholder of the Company, in consideration for a $28,680 reduction in the Company's note payable balance to Fort Street Equity. Fort Street Equity is a related party, therefore no gain or loss was recognized on this equity transaction.

The Company originally intended to issue 1,000,000 (pre-split) shares of preferred stock to its President in 2004 pursuant to a reverse merger transaction. Each of these preferred shares was approved by the Company's Board of Directors to have 50 votes. In December 2007 while performing due diligence for the Company's pending sale, it was discovered that a certificate of designation was not properly filed with the Nevada Secretary of State for the Company's preferred shares. Due to the Company's failure to provide its President properly designated preferred shares and their related voting rights, the Company issued him 200,000 shares of common stock, calculated on a on a post 1-for-250 reverse split basis, on December 31, 2007. These additional common shares provide the Company's President an equal number of voting rights to what he would have maintained in the event that the original preferred shares were validly authorized and designated by the Nevada Secretary of State. Accordingly, no shares of preferred stock were issued in connection with this transaction and none[ are outstanding.

On December 31, 2007, the Company issued 80,000 shares of common stock to its President to settle debt totaling $134,176 owed to the President and his affiliated companies. No gain or loss was recognized on this transaction.

On December 21, 2007 the Company’s former President and principal shareholder entered into a stock purchase agreement with Route 32, LLC whereby the President sold his common stock in the Company for $500,000. Pursuant to the closing of this transaction in February 2008, the former President paid off certain liabilities of the Company totaling $234,362. Of this total, $162,748 of liabilities were paid directly from the sale proceeds.

Effective March 31, 2008, the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 shares and provide for 10,000,000 authorized preferred shares. In addition, the Company's issued and outstanding common stock underwent a 1-for-250 reverse split.

MARANI BRANDS, INC.
(FORMERLY FIT FOR BUSINESS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

(1) Organization and Basis of Presentation

Organization (“Route 32”)

Fit For Business International, Inc. ("FFBI" or the “Company”) is a Nevada corporation in business of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. The accompanying financial statements reflect the completion of a deemed reverse merger between FFBI and Fit For Business (Australia) Pty Limited ("FFB Australia"), which was effected on September 14, 2004. FFB Australia was organized as an Australian private company on December 14, 1998.

On December 21, 2007, Mark Poulsen (“Poulsen”), FFBI’s President and principal shareholder entered into a stock purchase agreement with Route 32, LLC (“Route 32”) whereby Poulsen would sell all of his shares of common stock in the Company for $500,000. Pursuant to the closing of this transaction in February 2008, Poulsen paid off certain liabilities of the Company totaling $234,362.

Upon the closing, under the stock purchase with Route 32, Poulsen resigned as the Company’s President and sole Director and Adele Ruger was appointed as the Company’s sole officer director. Upon the closing of the merger referred to in Note 12, Ms. Ruger resigned as the Company’s President and Margrit Eyraud was appointed as the Company’s Chairman, President and Chief Executive Officer. Ms. Eyraud was Chairman and Chief Executive Officer of Margrit Enterprises International, Inc. (“MEI”).

Effective March 31, 2008, the Company changed its name to Marani Brands, Inc. and its common stock commenced trading under the new symbol "MRIB". Also on March 31, 2008, the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 shares and provide for 10,000,000 authorized preferred shares.

Effective with the merger described below and in Note 12, the Company’s current business is the distribution of wine and spirit products manufactured in Armenia.

Reverse Stock Split

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to Common stock” an amount equal to the par value of the reduced shares resulting from the reverse split.

Agreement and Plan of Merger

On April 4, 2008, the Company entered into an Agreement and Plan of Merger with MEI, pursuant to which the Company acquired a of the capital stock of MEI (the “Merger”), which closed on Aptil 7, 2008.

Basis of Presentation and Going Concern

The unaudited condensed financial statements included herein have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Fit for Business International, Inc. for the fiscal year ended June 30, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year. For further information, these unaudited condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on For 10-KSB.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses since inception, has negative working capital as of March 31, 2008 totaling $309,845, and the Company’s current business plan requires additional funding beyond its anticipated cash flow from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern; nor does this quarterly report contain the possible effects of the change in business concomitant with the the Merger of April 7, 2008, discussed in Note 12.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due from sales of its license agreements. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of March 31, 2008, an allowance for doubtful accounts of $875,250 was deemed necessary on the Company’s licensing agreements. This allowance was recorded against the related deferred revenue on these agreements (see Note 9). While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from planned operations. It has derived revenues principally from the sale of services related to wellness programs, and the sale of nutritional products, literature and training materials. The Company has also entered into a license agreements which entitle the licensee to provide a distribution network for the Company, use its logo and software, and market and promote its products and services. Revenue is to be derived over the term of the license agreements once all terms and conditions have been met. Revenues are recognized by major categories under the following policies:

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

For license agreements, revenue is realized from licensing activities related to various countries and geographic regions, which entitle licensees to provide a distribution network for the Company, the use of the Company’s logo, software and training materials, and the rights to market and promote the services of the Company. Revenue from such agreements is realized over the term and under the conditions of each specific license once all contract conditions have been met.

Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties. Under terms for delayed payment, the Company may require further assurances of payment under contract terms such as credit report information, and entity and personal guarantees.

Internal Web Site Development Costs

Under Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2008, the Company had net capitalized costs of $0 related to its web site development, due to impairment charges totaling $1,336 (see “Impairment of Long-Lived Assets” below).

Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalizes external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of March 31, 2008, the Company had net capitalized costs of $0 for projects related to the development of internal-use software, due to impairment charges totaling $25,476 (see “Impairment of Long-Lived Assets” below).

Advertising Costs

Advertising costs are charged to operations when incurred, except for television or magazine advertisements, which are charged to expense when the advertising first takes place. The Company incurred no advertising costs during the nine month periods ended March 31, 2008 and 2007.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition of the asset.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value.   During the quarter ended March 31, 2008, the Company incurred impairment charges totaling $27,982 on its long-lived assets as a result of the contemplated Merger with MEI.

These impairment charges are summarized as follows:

Web site development costs	$1,336
Computer software	25,476
Other property and equipment	1,170

$27,982

Loss Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effects on net earnings (loss) per share are excluded. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 393,130 and 107,873 for the three months ended March 31, 2008 and 2007, and 203,554 and 99,747 for the nine months ended March 31, 2008 and 2007. Such amounts include shares potentially issuable under options that were outstanding during these periods.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of March 31, 2008, the Company had deemed its prior anticipated maximum $4.5 million equity offering unsuccessful and had accordingly written off $202,260 of the related deferred offering costs (see Note 6).

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months and nine months ended March 31, 2008 and 2007, and the cumulative period from inception (December 14, 1998) through March 31, 2008, comprehensive income (loss) consisted of foreign currency translation adjustments as shown in the Company’s statement of operations.

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, Foreign Currency Translation ("SFAS 52"). Prior to the Merger, the Company's functional currency has been the Australian dollar. All assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of the Company’s accounts payable, accrued liabilities, loans from related parties and promissory notes approximated fair value due to the nature and terms of maturity of these instruments.

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

The Company accounts for the fair value of stock options granted to employees, stock options granted by a principal stockholder to employees, and common stock issued by a principal stockholder to employees under the fair value recognition provisions of SFAS No. 123, and SAB Topic 5.T., "Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)." Fort Street Equity, Inc., as a principal stockholder, has provided stock option grants and common stock on behalf of the Company to employees and other parties which are described in Notes 6 and 10.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and revenues and expenses for the three months and nine months ended March 31, 2008 and 2007, and the cumulative period from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronuncments

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

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

SFAS No. 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

(3) Acquisition and Rescission of Footfridge Pty Ltd.

On March 24, 2007, the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. Pursuant to the acquisition agreement, Footfridge became a wholly owned subsidiary of the Company. Footfridge had minimal operations and its only significant asset was a patent for a certain heat reflection footwear device. Accordingly, the acquisition was recorded as an intangible asset purchase with no goodwill recognized. The patent was recorded at $1,000,000, which was the estimated fair value of the note payable on the acquisition date. This agreement was rescinded on August 21, 2007, whereby the promissory note was cancelled and the Footfridge common stock was returned to the seller. A total gain of $28,959 was recognized on the rescission of this acquisition and the related note payable.

(4) Accrued Compensation

The Company has entered into employment, consulting, and other related agreements with its management and other personnel. Due to the Company’s cash flow requirements, the parties to these contracts have agreed to defer payment of portions of their compensation under these agreements. Total accrued compensation as of March 31, 2008 under these contracts amounted to $160,599.

On August 16, 2007, the Company reached a settlement agreement with one of its former employees to rescind $117,793 of accrued compensation (inclusive of related accrued Australian payroll tax obligations), owed by the Company to this former employee.

(5) Convertible Debt

As discussed in Note 3, on March 24, 2007 the Company acquired 100% of the common stock of Footfridge Pty Ltd ("Footfridge") in exchange for a $1,000,000 convertible promissory note. The note bore interest at 7% per annum and was secured by the Footfridge shares acquired by the Company. A principal payment of $200,000 was due and payable on September 30, 2007, with the $800,000 remaining balance, plus accrued interest, being due on March 24, 2008. This $800,000 was convertible into common stock of the Company at a conversion rate of $0.10 per share. This promissory note was cancelled and the Footfridge common stock was returned to the seller, pursuant to rescission of the agreement on August 21, 2007 as described in Note 3.

(6) Common Stock Transactions and Capital Formation

Issuance of Common Stock

On August 14, 2007, the Company accepted the exercise of 5,736 options from Fort Street Equity, a principal shareholder of the Company, in consideration for a $28,680 reduction in the Company's note payable balance to Fort Street. Fort Street Equity is a related party, therefore no gain or loss was recognized on this equity transaction.

On October 11, 2007 the Company issued 10,000 shares of common stock to its President to satisfy an accrued compensation liability of $25,000.

The Company originally issued 1,000,000 shares of preferred stock to its President in 2004 pursuant to a reverse merger transaction. Each of these preferred shares was approved by the Company's Board of Directors to have 50 votes. In December 2007 while performing due diligence for the Company's pending sale, it was discovered that a certificate of designation was not properly filed with the Nevada Secretary of State for the Company's preferred shares. Due to the Company's failure to provide its President properly designated preferred shares and their related voting rights, the Company issued 200,000 shares (50,000,000 prior to the 1:250 reverse stock split) on December 31, 2007, to the Company’s President. These additional common shares provided the Company's President an equal number of voting rights to what he would have maintained in the event that the original preferred shares were validly authorized and designated by the Nevada Secretary of State.

On December 31, 2007, the Company issued 80,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies. No gain or loss was recognized on this transaction.

Stock Option Agreement and Stock Options Granted by Principal Stockholder

On July 25, 2004, the Company issued 8,000 options to Fort Street Equity, Inc. (see below) to purchase the same number of shares of its common stock for $10,000 in cash. The option period was initially through December 31, 2005, but was extended to December 31, 2007, by the Board of Directors of the Company, effective December 3, 2006. Pursuant to the extended terms of exercise, a total of $4,000 of additional compensation expense was recognized in December 2006. The exercise price of the options is the higher of $125 per share or the average-trading price of the Company's common stock over the preceding ten business days prior to exercise of the options, less a discount of 40 percent.

Fort Street Equity, Inc., as a principal stockholder and holder of 8,000 stock options to purchase common stock of the Company described above, provided stock option grants totaling 2,264 options on behalf of the Company to employees and other parties to acquire a like number of shares of common stock of the Company. The market price of the Company's common stock on the date of each stock option grant was $125 per share. Fort Street Equity, Inc. charged the grantees a total of $134,070 to acquire the options. The proceeds from the option transactions were subsequently loaned by the principal stockholder to the Company for working capital purposes under the terms of promissory notes which are described in Note 10.

As described above, Fort Street Equity exercised all of its 5,736 options on August 14, 2007, as consideration for a $28,680 reduction in the Company's note payable balance. The remaining 2,264 options that were granted to employees and other parties expired unexercised on December 31, 2007.

The fair value of each option was estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

Average Risk-Free Interest Rate	Expected Volatility of Stock	Expected Dividend Yield	Employee/ Nonemployee Exit Rate	Life of the Options
3.81%	135.3%	0%	0%	160 days

There were no options outstanding as of March 31, 2007.

Stock Exchange Agreement

On September 14, 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with FFB Australia, whereby FFBI acquired all of the issued and outstanding capital stock of FFB Australia (81 shares) in exchange for 60,000 shares of common stock, and intended to issue 1,000,000 shares of preferred stock of the Company, which preferred stock was not properly authorized and not outstanding. The Company has issued 200,000 shares of its common stock, on a post 1-for-250 reverse split basis to in place of the preferred. The common stock of FFBI has a par value of $.001.. As a result of the Exchange Agreement, the stockholders of FFB Australia controlled FFBI, and FFB Australia has been deemed to have effected a reverse merger for financial reporting purposes as of the date of the Exchange Agreement. The deemed reverse merger has been recorded as a recapitalization of the Company, with the net assets of FFBI and FFB Australia brought forward at their historical bases.

From the common stock issued to Mark A. Poulsen, President and Chief Executive Officer of the Company under the Stock Exchange Agreement described above, 2,000 shares of common stock were issued to L.R. Global pursuant to the terms of a license agreement (see Note 9). Mr. Poulsen also issued shares of common stock that he received from the Exchange Agreement to satisfy the liabilities of the Company assumed by FFBI related to the compensation of six individuals. FFBI recognized the satisfaction of such liabilities by Mr. Poulsen as additional paid-in capital.

Capital Formation Activity

On November 10, 2003, FFBI entered into an agreement with Fort Street Equity, Inc. ("Fort Street Equity") whereby Fort Street Equity would assist FFBI with the following: (i) the identification of a corporation validly organized in the United States with which the Company could effectuate a reverse merger; and (ii) the completion and filing of a Registration Statement on Form SB-2 with the SEC for the purpose of raising capital from the issuance of common stock in the public markets of up to $4.5 million.

FFBI paid Fort Street Equity two deposits against fees and costs amounting to $130,100. The initial capital formation activity conducted by FFBI and Fort Street Equity was not successful due to the fact that the organization and completion of a deemed reverse merger with a validly organized corporation in the United States could not be effected. Further, as a result of the uncompleted deemed reverse merger, FFBI expensed $77,000 of the amount paid to Fort Street as unsuccessful offering costs.

FFBI and Fort Street initiated a second capital formation activity that resulted in the Exchange Agreement as described above, and the current activity to file a Registration Statement on Form SB-2 with the SEC which was completed in March 2006. Based on the closing of the Merger with MEI, which occurred on April 8, 2008, the Company has deemed its anticipated maximum $4.5 million offering, discussed above, unsuccessful. Accordingly, the Company wrote off $202,260 of the related deferred offering costs in the quarter ended March 31, 2008. These costs were comprised of legal, accounting and investor relations fees paid, and other professional, administrative, and filing fees incurred to complete the Form SB-2 registration process and capital formation activities.

(7) Income Taxes

There was no provision (benefit) for income taxes for periods to March 31, 2008.

The Company had deferred income tax assets as of March 31, 2008, as follows:

Loss carryforwards	$216,000
Less: valuation allowance	216,000

Total net deferred tax assets	$—

As of March 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $635,000 that may be offset against future taxable income. The net operating loss carryforwards expire at various times through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is a high probability that the carryforwards may not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8) Related Party Transactions

On December 21, 2007, Mark Poulsen, FFBI’s President and principal shareholder entered into a stock purchase agreement with Route 32, LLC, whereby Mr. Poulsen agreed to sell his comon stock in the Company for $500,000. Pursuant to the closing of this transaction in February 2008, Mr. Poulsen paid off certain liabilities of the Company totaling $234,362.

On December 31, 2007, the Company issued 80,000 shares to its President to settle debt totaling $134,176 owed to the President and his affiliated companies (Mark A. Poulsen & Associates Pty. Ltd. and Kamaneal Investments Pty. Ltd.). No gain or loss was recognized on this transaction.

Mark A. Poulsen & Associates Pty. Ltd. is an Australian private entity and stockholder of the Company. It is wholly owned by Mark A. Poulsen, President and Chief Executive Officer of the Company. As of March 31, 2008, the Company owed $0 to this entity.

Kamaneal Investments Pty. Ltd. is an Australian private company and stockholder of the Company owned by Mark A. Poulsen, President and Chief Executive Officer of the Company, and Karen Poulsen, his wife. The purpose of this company is to hold investments for Mr. and Mrs. Poulsen. As of March 31, 2008, the Company owed $0 to this entity.

As of March 31, 2008, the Company owed $17,484 to Mr. G.L. Ray, a stockholder of the Company, for an advance made. This amount owed was for working capital provided, is non-interest bearing, and has no terms for repayment.

The Company had a month-to-month expense sharing agreement for office rent and other common area expenses with Mark A. Poulsen & Associates Pty. Ltd. The expense sharing agreement replaced a lease arrangement between the Company and Mark A. Poulsen & Associates Pty. Ltd. that expired on November 30, 2004. For the nine months ended March 31, 2008 and 2007, the Company accrued $0 and $12,744 in office rent and common area costs pertaining to this agreement. This agreement was terminated in May 2007.

(9) License Agreements

First License Agreement

On August 24, 2004, the Company’s subsidiary, Fit For Business (Australia) Pty Limited (the “Subsidiary”), entered into a non-assignable license agreement (the "License Agreement") with L.R. Global Marketing Pty. Ltd. ("L.R. Global"). Pursuant to the License Agreement, L.R. Global has the right or license, for a period of ten years, to use of the Subsidiary’s logo, management information system, and other material within Australia and New Zealand. L.R. Global will assist in identifying new clients for the Subsidiary, and recruiting account executive and customer service representatives. Under the terms of the License Agreement, L.R. Global was obligated to pay the Subsidiary $500,000 on or before December 31, 2004, for the grant of the license. As of December 31, 2004, L.R. Global had only paid $117,750 toward the fee for the license, and was in default under the License Agreement.

On January 14, 2005, the Subsidiary and L.R. Global entered into an extension agreement whereby the terms of the License Agreement for payment of the remaining amount of the $500,000 license fee were extended to May 31, 2005. As of May 31, 2005, the balance of the License Agreement fees had not been paid, and L.R. Global was in default under the License Agreement and the extension agreement.

Subsequently, on June 14, 2005, the Subsidiary and L.R. Global entered into a second extension agreement whereby the terms of the License Agreement were amended as follows: (i) for consideration of $7,000 paid by L.R. Global as a partial payment of the license fee, the due date for the payment of the remaining balance of the license fee was extended to a date within sixty (60) days following the first date on which the common stock of the Company is quoted on the OTC Bulletin Board or other recognized stock exchange; and, (ii) the two principals of L.R. Global, Laraine Richardson and Dianne Waghorne, provided personal guarantees to the Company for payment of the remaining balance of the license fee in the event that the balance owed is not repaid by L.R. Global.

The delay experienced in collecting the remaining amount of the license fee from L.R. Global was due primarily to the extended period required by the Company to complete its capital formation activities, including the effective date of its Registration Statement on Form SB-2 with the SEC. The principals of L.R. Global informed the management of the Company that L.R. Global entered into the License Agreement with the understanding that the Company would implement its plan of operations (including the completion of its capital formation activities) in February 2005. At that time, L.R. Global was committed to provide additional sales and marketing resources, and pay the remaining amount of the license fee due. Further, as a result of additional discussions with the principals of L.R. Global and review of available credit information, management of the Company believed that: (i) L.R. Global would honor the terms of the License Agreement, and had sufficient operations and financial resources to pay the remaining amount owed to the Subsidiary, (ii) complete payment of the license fee would be accomplished under the terms of the second extension agreement dated June 14, 2005, and (iii) the personal guarantees of the principals of L.R. Global provided sufficient additional assurance of collectibility under Australian law.

On May 2, 2006, the common stock of the Company began trading on the OTC Bulletin Board under the stock symbol FFBU. On May 23, 2006, the two principals of L.R. Global were notified by the Company of the date trading began of the Company's common stock on the OTC Bulletin Board, and that the balance of the license fee owed would be due and payable to the Company 60 days from that date. On July 6, 2006, the Company received a letter from the legal counsel for L.R. Global advising the management of the Company that payment of the remaining license fee would not be forthcoming due to alleged verbal misrepresentations made to the principals of L.R. Global by the management of the Company and principal stockholder as to the value of the common stock of the Company that would be achieved by the end of the first week and the end of the first month of trading on the OTC Bulletin Board. The principals of L.R. Global disclosed to the Company through legal counsel that it was their understanding and expectation that the remaining amount due under the License Agreement would be satisfied from the sale of a portion or all of the 2,000 shares of common stock provided to L.R. Global by Mark A Poulsen, President and Chief Executive Officer of the Company (see below). Due to the fact that the trading price of the common stock of the Company in early July 2006, was insufficient to provide proceeds from the sale of the 2,000 shares of common stock owned by L.R. Global in an amount sufficient to satisfy the remaining amount due to the Subsidiary under the License Agreement, L.R. Global asserted alleged damages for misrepresentation, negligent misstatement and/or breaches of Section 52 of the Australian Trade Practices Act of 1974, and has refused payment of the amount owed. Management of the Company denies that it had any responsibility as to the value of its common stock in relation to the amount owed by L.R. Global, and has demanded payment in full. Currently, negotiations are continuing between the Company and the principals of L.R. Global to receive full payment of the amount owed, but the Company’s Subsidiary has not sought to enforce the collection or personal guarantees provided under the terms of the second extension to the License Agreement dated June 14, 2005 by legal action. As a result of this lack of enforcement by the Company’s Subsidiary, a reserve for doubtful accounts in the amount of $375,250 was recorded in the financial statements during the year ended June 30, 2006. Further, due to the matters described above pertaining to the lack of completion of its capital formation activities by collection of the amount owed, the Company has not recognized revenue to-date from this License Agreement.

From the shares issued to Mark A. Poulsen, President and Chief Executive Officer of the Company, L.R. Global received 2,000 shares of common stock. The purpose of the transfer was to further involve L.R. Global in the Company as a stockholder, and to provide an incentive for L.R. Global to perform under the License Agreement. Management of the Company maintains that the transfer of shares of common stock to L.R. Global by Mark A. Poulsen was a private transaction between the parties.

Second License Agreement

On September 13, 2006, the Company entered into a License Agreement (the "Second License Agreement") with Mr. Bruce Gilling of Miami, Florida, a related party. Mr. Gilling was also an option holder to purchase 200 shares of the Company's common under an Option Purchase Agreement with Fort Street (see Note 10). Pursuant to the Second License Agreement, Mr. Gilling as the right, for a period of ten (10) years, to the use of the Company's logo, web based management information system, marketing and promotional literature, processes, systems, intellectual property, and attend the Company's events for the purpose of generating new customers for the Company, and for training account executives and customer service representatives. Pursuant to the original license terms, the fee for the Second License Agreement was $500,000 payable as follows:

On or before October 16, 2006	$20,000
On January 30, 2007	$80,000
Balance to be invoiced each year for four years	$400,000

Also under the Second License Agreement, Mr. Gilling would be entitled to 400 stock options to purchase a like number of shares of unregistered common stock of the Company at a 40% discount from market following the payment of the license fee of $80,000 that was scheduled for January 2007. He would also receive 400 options to purchase a like number of unregistered shares of common of common stock of the Company at a 40% discount from market on each occasion that he invoices $1,000,000 in retail sales of the Company's products and services. Lastly, the Company is to have first right of refusal to purchase the resultant shares of common stock received by Mr. Gilling under the Second License Agreement at the then prevailing market price of the common stock or less.

The Company has not received any of the above payments on this license. Due to the uncertainties surrounding the terms of the license and collection of the first two installments, the Company has recorded an allowance for doubtful accounts to reduce the net accounts receivable and deferred revenue balances to zero.

(10)  Promissory Notes - Fort Street Equity, Inc.

On May 10, 2005, the Ralston Superannuation Fund ("Ralston Fund") entered into an Option Purchase Agreement with Fort Street whereby the Ralston Fund agreed to purchase 400 stock options of the Company held by Fort Street for the amount of $19,050. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. The Trustee for the Ralston Fund is Leanne Ralston, the wife of Prins A. Ralston. Mr. Ralston was the Senior Vice President and Chief Operating Officer of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated May 11, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to the Ralston Fund 400 shares of its common stock for no consideration or modification of theOption Purchase Agreement described above.

On June 14, 2005, Mr. Bruce Gilling, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Mr. Gilling agreed to purchase 200 stock options of the Company held by Fort Street for the amount of $15,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated June 19, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation.

On July 1, 2005, Therese Mulherin, a former part-time employee of the Company, entered into two Option Purchase Agreements with Fort Street whereby the Ms. Mulherin agreed to purchase 1,110 stock options of the Company held by Fort Street for $60,240. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of two separate promissory notes dated July 1, 2005. Each promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the notes, together with any remaining interest, is December 31, 2009. Interest payments on the promissory notes are payable to Fort Street bi-annually and at the maturity date of the obligations. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Ms. Mulherin 1,110 of its common stock for no consideration or modification of the Option Purchase Agreement described above.

On August 19, 2005, Mr. Mark Hoey, a stockholder of the Company, entered into an Option Purchase Agreement with Fort Street whereby Mr. Hoey agreed to purchase 266 stock options of the Company held by Fort Street for the amount of $20,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Mr. Hoey 266 shares of its common stock for no consideration or modification of the Option Purchase Agreement described above.

On August 26, 2005, the Kelly Superannuation Fund, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby the Fund agreed to purchase 67 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated August 29, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 67 shares of its common stock to the Kelly Superannuation Fund for no consideration or modification of the Option Purchase Agreement described above.

On September 14, 2005, Sandra L. Wendt, Vice President and Chief Financial Officer of the Company, entered into an Option Purchase Agreement with Fort Street Equity whereby Mrs. Wendt agreed to purchase 54 stock options of the Company held by Fort Street Equity for the amount of $2,280. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street Equity subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 14, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street Equity bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street Equity, as a principal stockholder of the Company, granted 54 shares of its common stock on behalf of the Company to Ms. Wendt. The value of the common stock provided amounted to $6,710, and has been recognized as compensation expense and additional paid-in capital of the Company in the financial statements during the year ended June 30, 2006. There was no modification of the Option Purchase Agreement described above as a result of the grant of the common stock by the principal stockholder.

On September 23, 2005, Keith Appleby, an unrelated party, entered into an Option Purchase Agreement with Fort Street whereby Mr. Appleby agreed to purchase 67 stock options of the Company held by Fort Street for the amount of $5,000. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 23, 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted 67 shares of its common stock to Mr. Appleby for no compensation or modification of the Option Purchase Agreement described above.

On September 26, 2005, Neil Wendt, a related party, entered into an Option Purchase Agreement with Fort Street whereby Mr. Wendt agreed to purchase 100 stock options of the Company held by Fort Street for the amount of $7,500. The stock options entitle the holder to purchase a like number of shares of common stock of the Company. Fort Street subsequently loaned the proceeds from the sale of the stock options to the Company under the terms of a promissory note dated September 26, 2005. The Company received the proceeds from the promissory note in early October 2005. The promissory note is unsecured, and carries an interest rate of five (5) percent per annum. The maturity date of the note, together with any remaining interest, is December 31, 2009. Interest payments on the promissory note are payable to Fort Street bi-annually and at the maturity date of the obligation. In addition, on March 22, 2006, Fort Street, as a principal stockholder of the Company, granted to Mr. Wendt 100 shares of its common stock for no compensation or modification of the Option Purchase Agreement described above.

The total proceeds received by the Company for the above sales of 2,264 stock options by Fort Street amounted to $134,070. Additional amounts totaling $34,714 were loaned to the Company by Fort Street directly under the same terms as described above. The total amount payable to Fort Street at March 31, 2008 under this obligation, including accrued interest, is $79,129. The note is unsecured, carries an interest rate of five (5) percent per annum, and matures on December 31, 2009.

All of the options described in the preceding paragraphs of this Note 10, have been exercised, as described therein. Currently, the Company does not have any outstanding, unexercised options.

(11) Commitments and Contingencies

None

(12) Subsequent Events

On April 4, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which the Company formed for purposes of the Merger (the "Merger Sub"), and Margrit Enterprises International, Inc., a California corporation ("MEI"). On April 7, 2008, the merger contemplated by the Merger Agreement closed (the "Closing"). Pursuant to the Agreement, Merger Sub merged with and into MEI, with MEI being the surviving corporation. The shareholders representing 100% of MEI's issued and outstanding shares of common stock exchanged their shares of MEI common stock for 100,000,000 shares of the Company’s common stock on the basis of 10 shares of the Company’s common stock for each share of MEI common stock. MEI subsequently changed its name to Marani Spirits, Inc.

Under the Merger Agreement, as additional consideration for the Merger, the Company issued, at Closing, the following: (i) 42,594,616 shares of the Company’s common stock to Purrell Partners, LLC, or its assigns (the "Purrell Group") and (ii) a Warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share to the Purrell Group.

Immediately following the Closing, the Company issued an aggregate of 15,120,000 shares of common stock, along with warrants to purchase an additional 15,120,000 shares of common stock at $0.35 per share, to four (4) investors in exchange for cash of $3,780,000.

Also on April 7, 2008, the Company exercised its option under the Subsidiary Acquisition Option Agreement to sell its entire interest in its subsidiary, Fit for Business (Australia) Pty Limited ("FBB Australia"), to its former Chief Executive Officer, Mark Poulsen. Under the terms of this Agreement, if Mr. Poulsen complies with certain information and document requirements then no later than May 15, 2008, Mr. Poulsen will receive the Company’s entire interest in FBB Australia in exchange for Mr. Poulsen forfeiting his right to 250,000 shares of the Company’s common stock that he is otherwise entitled to receive in the event of a restructuring transaction and merger occurring prior to February 2009. If Mr. Poulsen does not meet these requirements, the Company has the option to retain possession of FBB Australia and the 250,000 shares of common stock.

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

Overview

Fit For Business International, Inc. ("FFBI") was a Nevada corporation in the development stage of providing products and services for: (i) corporate wellness programs which address business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd. ("Herbalife").

On December 21, 2007, Mark Poulsen (“Poulsen”), FFBI’s President and principal shareholder entered into a stock purchase agreement with Route 32, LLC whereby Poulsen would sell his majority ownership stake in the Company for $500,000. Pursuant to the closing of this transaction in February 2008, Poulsen paid off certain liabilities of the Company totaling $234,362.

Upon the closing of the above agreement, Poulsen resigned as our President and sole Director. Concurrent with this change, Adele Ruger was appointed as our sole officer and member of the Board of Directors. Effective with this April 4, 2008 Agreement and Plan of Merger described below, Adele Ruger resigned as our President and was replaced by Margrit Eyraud..

Effective March 31, 2008, the Company changed its name to Marani Brands, Inc.and our common stock commenced trading under the new symbol "MRIB". Also on March 31, 2008, the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 shares and provide for 10,000,000 authorized preferred shares.

Effective March 31, 2008, our common stock underwent a 1-for-250 reverse stock split. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

On April 4, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which the Company formed for purposes of the merger (the "Merger Sub"), and Margrit Enterprises International, Inc., a California corporation ("MEI"). On April 7, 2008, the transactions contemplated by the Merger Agreement closed (the "Closing"). Pursuant to the Merger Agreement, Merger Sub merged with and into MEI, with MEI being the surviving corporation (the "Merger"). The shareholders representing 100% of MEI's issued and outstanding shares of common stock exchanged their shares of MEI common stock for 100,000,000 shares of our common stock on the basis of 10 shares of the our common stock for each share of MEI common stock. MEI, which is now a wholly owned subsidiary of the Company, subsequently changed its name to Marani Spirits, Inc.

Our current business is the distribution of wine and spirit products manufactured in Armenia. In the future we may add alcohol beverage products manufactured in other countries.

Our signature product is Marani Vodka, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Our vodka was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008, and was officially launched in August 2006.

In addition to our premium vodka, in the future we intend to distribute the following products:

•	Marani Brandy. In 2008, we intend to introduce a premium brandy product manufactured by Eraskh.

•	Dessert Wines. In 2008, we intend to introduce a line of sweet dessert wines manufactured by Eraskh.

•
Marani Next Generation (name to be determined). In 2008, we intend to introduce a super-premium vodka. This product has an even more refined distillation formula and will be bottled in a distinct bottle and command a premium retail price.

At this time, and for the forseeable future, all of the Company’s products will come from a single supplier, Erashk Winery, Ltd. The Company has an Exclusive Distribution Agreement with Erashk Winery Ltd., an Armenian manufacturer of wine and other spirits, to purchase, inventory, promote, and resell any of its products world-wide. The agreement will expire in 2012, but is subject to automatic five (5) year renewals.

The bottles for Marani Vodka are currently manufactured in China by Universal Group Co., Ltd., then shipped to Armenia to be filled at Erashk. Other suppliers of bottles are available to us at competitive market rates.

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants.

The Company intends to enter into arrangements with other distributors to maximize its coverage in the United States. The Company also is in the process of identifying appropriate distributors of Marani Vodka in Italy, Switzerland, Monaco, Germany, Mexico, and parts of Asia.

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

Our significant accounting policies are discussed in Note 2 of the notes to financial statements. Certain critical policies are presented below.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues

We had no revenues for the three months ended March 31, 2008, compared to revenues of $1,024 for the three months ended March 31, 2007.

Cost of Sales

Cost of sales was $0 for the three months ended March 31, 2008 as compared to $398 for the same period ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $257,526 compared to $94,622 for the three months ended March 31, 2007. Our significant loss during the current quarter was primarily a result of $231,782 of costs relating to the impairment of our deferred offering costs, equipment and inventory. Conversely, during the three months ended March 31, 2008 we incurred $5,974 in wages, compensation and related taxes versus $86,059 of such expenses in the three months ended March 31, 2007. This decrease in our payroll expenses is due to the winding down of our operations in the current quarter.

Other Income (Expense)

For the three months ended March 31, 2008, we incurred interest expense totaling $2,428. For the three months ended March 31, 2007, we incurred interest expense totaling $4,645.

Results of Operations for the Nine Months Ended March 31, 2008 and 2007

Revenues

Our revenues for the nine months ended March 31, 2008 totaled $495, compared to revenues of $8,531 for the nine months ended March 31, 2007.

Cost of Sales

Cost of sales was $435 for the nine months ended March 31, 2008 as compared to $3,128 for the same period ended March 31, 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2008 were $277,742 compared to $548,367 for the nine months ended March 31, 2007. During the nine months ended March 31, 2007, we incurred $482,753 in wages, compensation and related taxes, versus only $31,036 of these expenses during the nine months ended March 31, 2008. Conversely, during the current nine month period we incurred $231,782 of costs relating to the impairment of our deferred offering costs, equipment and inventory that were not incurred in the nine month period ending March 31, 2007.

Other Income (Expense)

For the nine months ended March 31, 2008, we reported income relating to the cancellation and settlement of debt totaling $146,752 and interest expense of $17,421. The gain on the cancellation and settlement of debt included a $117,793 gain from the settlement of an accrued compensation agreement and $28,959 cancellation of indebtedness related to the rescission of our previous acquisition of Footfridge. For the nine months ended March 31, 2007, we incurred interest expense totaling $8,172.

Liquidity and Capital Resources

During the nine months ended March 31, 2008, the Company received proceeds of $30,698 in loans from related parties and $71,614 from our former President as a capital contribution. Of the amounts received, $53,021 was used in our operations, $20,864 was used to repay related party loans, and $1,740 was used to repay promissory notes. The balance of our cash and cash equivalents as of March 31, 2008 was $587.

During the nine months ended March 31, 2007, the Company received proceeds of $27,389 in loans from related parties and $152,000 from the sale of common stock. Of the amounts received, $98,071 was used in our operations, $30,173 was used to repay related party loans, $26,078 was used for deferred offering costs, and $2,471 was used to repay a bank overdraft. The balance of our cash and cash equivalents as of March 31, 2007 was $6,954.

To date, we have relied on funding from investors, our officers and directors, and our limited sales to fund operations. To date, we have generated little revenue and have extremely limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financings. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose the Company to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for approximately 6 months. However, this estimate of expenses and capital requirements may prove to be inaccurate.

Our footnotes for the nine months ended March 31, 2008 and 2007 contain an explanatory paragraph which indicates that we have recurring losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds from private placements, public offerings or other financings, this may cause our cessation of business resulting in investors losing the value of their investment in us.

In November 2005, the Company was notified by the SEC that in light of the proximity in timing between the sales of 565,994 stock options held by Fort Street to various parties and the loans evidenced by promissory notes made by Fort Street to the Company (as described in Note 10), such sales of options by Fort Street are believed to be a primary offering of securities by an underwriter on behalf of the Company under Section 5 of the Securities Act of 1933 (the "33 Act"). If it is determined that such transactions constitute a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the promissory notes and the related accrued interest, amounting to $79,129 as of March 31, 2008, as amounts subject to rescission in the accompanying balance sheet.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FFBI Merger Sub Corp., a California corporation and our wholly-owned subsidiary which we formed for purposes of the merger (the "Merger Sub"), and Margrit Enterprises International, Inc., a California corporation ("MEI"). On April 7, 2008, the transactions contemplated by the MergerAgreement closed (the "Closing"). Pursuant to the Merger Agreement, Merger Sub merged with and into MEI, with MEI being the surviving corporation (the "Merger"). The shareholders representing 100% of MEI's issued and outstanding shares of common stock exchanged their shares of MEI common stock for 100,000,000 shares of our common stock on the basis of 10 shares of our common stock for each share of MEI common stock. Under the Merger Agreement, as additional consideration for the Merger Agreement and the Merger we issued, at Closing, the following: (i) 42,594,616 shares of our common stock to Purrell Partners, LLC, or its assigns (the "Purrell Group") and (ii) a Warrant to purchase 10,000,000 shares of our common stock at an exercise price of $0.10 per share to the Purrell Group. Immediately following the Closing, we issued an aggregate of 15,120,000 shares of our common stock, along with warrants to purchase an additional 15,120,000 shares of our common stock at $0.35 per share, to four (4) investors in exchange for cash of $3,780,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Stockholders of the Company owning a majority of the Company's outstanding Common Stock have approved the following actions (the "Actions") by written consent dated February 14, 2008, in lieu of a special meeting of the stockholders:

1.	The prospective amendment to the Certificate of Incorporation of the Company to change the Company's name to a name selected by the Company's Board of Directors.

2.
The prospective amendment to the Certificate of Incorporation of the Company to effectuate a reverse stock split of the issued and outstanding shares of Common Stock at a ratio of up to 1-for-250 shares.

3.
The prospective amendment to the Certificate of Incorporation of the Company to increase the authorized Common Stock from One Hundred Million (100,000,000) shares to Three Hundred Million (300,000,000) shares, with a par value of $0.001 per share.

4.
The possible sale of substantially all of the Company's assets to Mr. Mark Poulsen, the Company's former Chief Executive Officer, President, Chairman of the Board of Directors, and majority shareholder, if the Company elects to exercise its option under the Subsidiary Acquisition Option Agreement dated February 11, 2008, to sell its wholly-owned subsidiary, Fit For Business (Australia) Pty Limited, to Mr. Mark Poulsen.

5.
The ratification of the Company's issuance of 70,000,000 shares of common stock to Mr. Mark Poulsen, the Company's former Chief Executive Officer, President, Chairman of the Board of Directors, and majority shareholder, for failing to provide Mr. Poulsen with validly issued preferred stock and inexchange for Mr. Poulsen agreeing to extinguish and waive any and all of his rights and claims to $134,176 in debt collectively owed by the Company to two entities controlled by Mr. Poulsen.

Item 5. Other Information.

None

Item 6. Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176)	3.1	Certificate of Incorporation

Incorporated by reference to Exhibit 3.1(a) to our Amendment No. 1 to Form SB-2 registration statement on May 4, 2005 (SEC File No. 333-123176)	3.1(a)	Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.3 to our Amendment No. 3 to Form SB-2 registration statement on August 1, 2005 (SEC File No. 333-123176).	3.2	By-Laws

Incorporated by reference to Exhibit 10.1 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.1	Exchange Agreement dated September 5, 2004 between us and Fit For Business (Australia) Pty Ltd.

Incorporated by reference to Exhibit 10.2 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.2	Stock Option Agreement dated July 25, 2004 between us and Fort Street Equity, Inc. (subscription agreement)

Incorporated by reference to Exhibit 10.2.1 to our Amendment No. 8 to Form SB-2 registration statement on December 30, 2005 (SEC File No. 333-123176).	10.2.1	Stock Option Extension Letter

Incorporated by reference to Exhibit 10.3 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.3	License Agreement with L.R. Global Marketing Pty Ltd. And Extension Agreement

Incorporated by reference to Exhibit 10.4 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.4	Employment Agreement - Mark A. Poulsen

Incorporated by reference to Exhibit 10.5 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.5	Employment Agreement - Anthony F. Head

Incorporated by reference to Exhibit 10.6 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.6	Employment Agreement - Prins A. Ralston

Incorporated by reference to Exhibit 10.7 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.7	Employment Agreement - Sandra L. Wendt

Incorporated by reference to Exhibit 10.8 to our Form SB-2 registration statement on March 7, 2005 (SEC File No. 333-123176).	10.8	Agreement with Insource Pty Ltd.

Incorporated by reference to Exhibit 10.9 to our Amendment No. 3 to Form SB-2 registration statement on August 1, 2005 (SEC File No. 333-123176).	10.9	Two (2) Promissory Notes with Fort Street Equity both dated July 1, 2005

Incorporated by reference to Exhibit 10.9 to our Amendment No. 5 to Form SB-2 registration statement on September 26, 2005 (SEC File No. 333-123176).	10.9.1	Five (5) Promissory Notes with Fort Street Equity dated as follows: one (1) dated September 14, 2005; two (2) dated August 29, 2005; one (1) dated June 19, 2005; and one (1) dated May 11, 2005

Incorporated by reference to Exhibit 10.9 to our Amendment No. 8 to Form SB-2 registration statement on December 30, 2005 (SEC File No. 333-123176).	10.9.2	Two (2) Promissory Notes with Fort Street Equity dated as follows: September 23, 2005; and September 26, 2005

Incorporated by reference to Exhibit 10.1 to our Form 8-K, filed April 10, 2008	10.10	Agreement and Plan of Merger

Filed herewith	31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith	31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by reference to our Form 8-K, filed April 14, 2008	99.1	Form 10 Disclosure

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MARANI BRANDS, INC.

Date: May 20, 2008	By:	/s/ Margrit Eyraud

Margrit Eyraud
Chief Executive Officer, President and
Chairman of the Board of Directors

Date: May 20, 2008	By:	/s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer