Form 10KSB
period 2008-06-30
Marani Brands, Inc.
filed 2008-10-14
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

333-123176
(Commission file number)

Marani Brands, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2008579
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA 91605
(Address of principal executive offices)

(818) 503-5200
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes  ☒ No

The issuer had revenues of $168,058 for the fiscal year ended June 30, 2008.

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 10, 2008 was $85,524,448, based on the price at which the common stock was sold on that date.

As of October 10, 2008, the issuer had 169,993,762 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.

PART I

Item 1.Description of Business

Formation and Merger and Acquisition

The Company was incorporated in Nevada on May 30, 2001, under the name Elli Tsab, Inc., which was subsequently changed to Patient Data Corporation, and thereafter to Fit for Business, Inc. On March 31, 2008, the Company changed its name from Fit for Business, Inc. to Marani Brands, Inc. Simultaneous with our name change, our common stock underwent a 1-for-250 reverse stock split, and commenced trading on the Over the Counter Bulletin Board under the new symbol “MRIB”.

Margrit Enterprises International, Inc. (MEI) was incorporated in California in December 2001. Since its inception, MEI has engaged in the importation and sale of alcoholic beverage products, primarily Marani® Vodka, its flagship product. On April 7, 2008, the Company acquired MEI. This acquisition was completed by the merger of the Company’s wholly-owned subsidiary, FFBI Merger Sub Corp., a California corporation, with and into MEI, with MEI remaining as the surviving entity and wholly-owned subsidiary. The shareholders representing 100% of MEI’s issued and outstanding shares of common stock exchanged their shares of MEI common stock for 100,000,000 shares of the Company’s common stock on the basis of 10 shares of the Company’s common stock for each share of MEI common stock. MEI subsequently changed its name to Marani Spirits, Inc.

On March 31, 2008, in anticipation of the merger transaction, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 300,000,000. On April 7, 2008, in connection with the Company’s acquisition of MEI, we issued an aggregate of 157,714,616 shares of common stock (post-split) to shareholders, advisors, and investors in MEI. In addition, we issued warrants to advisors to acquire a total of 10,000,000 shares of the Company’s common stock (post-split) at an exercise price of $0.10 per share and warrants to investors to acquire 15,120,000 shares of common stock at an exercise price of $0.35 per share.

Our Business and Products

Prior to the Company’s acquisition of MEI, our only business was that of its wholly-owned subsidiary, Fit for Business (Australia) Pty Limited ("FFB Australia"), which is engaged in the development of overall wellness programs for the workplace in Australia. On April 7, 2008, after management decided that the business of FFB Australia could not be effectively managed from the United States, and was no longer related to the Company’s core business, the Company exercised its option to sell the subsidiary to former Chief Executive Officer, Mark Poulsen. Mr. Poulsen complied with his obligations under the Subsidiary Acquisition Option Agreement and acquired all of the Company’s interest in FFB Australia on or about May 15, 2008.

Subsequent to the acquisition of MEI, the Company’s primary business is the distribution of wine and spirit products manufactured in Armenia. In the future the Company may add alcohol beverage products manufactured in other countries.

The Company’s signature product is Marani Vodka, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Marani Vodka was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, and the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008.

In addition to the Company’s premium vodka, in the future we intend to distribute the following products:

•	Various premium brandy products manufactured by Eraskh.

•	A line of sweet dessert wines manufactured by Eraskh.

•	Marani Black, a super-premium vodka. This product has an even more refined distillation formula and will be bottled in a distinct bottle and command a premium retail price.

To compete in the highly competitive market for premium alcoholic beverages, Marani Brand’s marketing and business plan is focused on maintaining and expanding its channels of distribution and enhancing brand recognition for Marani Brand’s premium vodka product through its recent rebranding, advertising, promotional and distributor relations efforts. Some of these efforts include:

•	The engagement of Paul Fuegner, formerly of Skyy Vodka, to head our marketing efforts
•	The engagement of Juggernaut Advertising Agency
•	The engagement of surveying firms to obtain data on product placement
•	Major redesign and rebranding of Marani Vodka, including a new bottle
•	Major redesign of the company’s web presence
•	Primary production and preparation for the upcoming launch of a new advertising campaign
•	An effort to trademark the Marani name worldwide

These efforts have incurred significant expense, but management believes that they are necessary to the continued growth of the Company.

Sources and Availability of Products and supplies

The Company purchases all of its products from a single supplier, Eraskh Winery, Ltd., under an Exclusive Distribution Agreement with Eraskh, an Armenian manufacturer of wine and other spirits. Marani Brands have been granted exclusive rights for defined territories, including the United States, Mexico and the Caribbean, with a right of first refusal for any other territories where Eraskh desires to promote and sell its products. The Exclusive Distribution Agreement, which was renewed this year, will expire in 2012 but is subject to automatic five (5) year renewals. Upon termination or non-renewal of the Exclusive Distribution Agreement, the Agreement provides for compensation from Eraskh equal to ten percent (10%) of the gross sales of Eraskh’s products in the defined territories, in U.S. dollars, for period of seven (7) years subsequent to such termination or non-renewal. While the Company has entered into a Letter of Intent to acquire Eraskh, there can be no assurance that we will enter into a definitive agreement to acquire the distillery as contemplated or that the distillery will be acquired.

The bottles for Marani Vodka are currently manufactured in China by Universal Group Co., Ltd. and shipped to Armenia to be filled at Eraskh. Other suppliers of bottles are available to the Company at competitive market rates, should we need additional quantities or should our arrangement with Universal Group Co., Ltd. no longer be available.

Distribution and Dependence on Limited Customers

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants. We intend to enter into arrangements with other distributors to maximize its coverage in the United States. The Company also is in the process of identifying appropriate distributors of Marani Vodka in Italy, Switzerland, Monaco, Germany, Mexico, the Middle East and parts of Asia.

The Company currently sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, chain and boutique hotels, bars and restaurants. In the future, in addition to selling our products to wholesalers, we may sell our products directly to major retailers and chains. Our results of operations and financial condition are dependent on the performance of our major wholesalers, retailers or chains and our inability to collect accounts receivable from a limited number of them. We monitor performance and collections to determine the need, if any, to seek other customers for existing levels of product production.

Competition and Trends

The Company is in a highly competitive industry with the need continually to monitor factors such as: the dollar amount and unit volume of our sales as affected by our ability to maintain or increase prices; changes in geographic or product mix; and changes in alcoholic beverage consumption or the decision of wholesalers, retailers or consumers to purchase competitive products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales can be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which can affect their supply of, or consumer demand for, our products.

In spirits, the major global competitors are Diageo, Pernod Ricard, Bacardi and Brown-Forman, each of which has many brands in many market segments, including vodka, which give them the ability to leverage their marketing relationship. In addition, the Company faces competition from local and regional companies in the United States and world-wide. Nearly all of the Company’s significant competitors have greater market presence, marketing capabilities as well as greater financial, technological and personnel resources than the Company.

As outlined above, the Company has engaged in a systematic marketing plan in order to expand our distribution channels and brand recognition. These efforts include significant advertising and distributor relations initiatives anticipated to begin during the next quarter.

The beverage alcohol distribution industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in Europe and the U.S. Our revenues, share of sales and volume growth is dependent partially upon our continuing adaptation to this changing environment. In addition, wholesalers and retailers of our products offer products of other companies that compete directly with our products for retail shelf space and consumer purchases.

Since 1995, there have been modest increases in consumption of beverage alcohol in most geographic markets. A change in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic conditions;
•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•	A general decline in the consumption of beverage alcohol products in on-premise establishments;
•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices, energy and vitamin drinks and water products;
•	The increased activity of anti-alcohol groups; and
•	Increased federal, state or foreign excise or other taxes on alcoholic beverages.

Taxes and Governmental Regulation

The U.S. and certain other countries in which the Company operates impose excise and other taxes on beverage alcohol products in varying amounts that are subject to change. In addition, federal, state, local and foreign governmental agencies extensively regulate the alcoholic beverage industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state and foreign regulations also require warning labels and disclosures. Management believes the Company is in compliance with all applicable regulatory requirements for our products where we current have sales.

Trademarks

The Company’s presence in the marketplace depends on our ability to protect our current brand and future brands and products, to the extent developed, and to defend our intellectual property rights. We have registered the trademark Marani® in the United States for distilled spirits and brandy and we have filed trademark applications seeking to protect the Marani trademark in certain countries outside the United States. We are aware that a third-party that markets and sells wine products has trademarked the Marani name in numerous countries outside of the United States and has registered the name Marani in a number of countries. We are in the process of negotiating an agreement with that third party which would, if entered into, allow to each company to use the Marani trademark in connection with its respective products on a world-wide basis.

Employees

The Company currently employs nine full time employees at our North Hollywood location; four employees are in management positions, including sales with one in an administrative staff position, three employees in sales and one performing warehouse and shipping duties.

Item 2. Description of Property

The Company leases 2100 sq ft of corporate office space in North Hollywood, California. This lease is currently on a month-to-month basis at a monthly rental of $1,800 per month.

Item 3. Legal Proceedings

Our former subsidiary, Fit For Business (Australia) Pty. Ltd. is plaintiff in legal proceedings against one of our licensees, L.R. Global Marketing Pty. Ltd, for outstanding licensing fees owed in the amount of $443,263. The subsidiary was recently sold, as detailed in Item 1 above, and to the knowledge of management, Marani Brands has no further interests or liabilities stemming from this proceeding as of the time of this filing.

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

Item 4. Submission of Matters to Vote of Securities Holders

None

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

Market Price for Common Stock

Our common stock is traded on the OTC Electronic Bulletin Board (ticker symbol MRIB.OB). At October 7, 2008, we had approximately fifty holders of record holders of the our common stock.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE
2006 -2007 (start date November 29,2006 )

Second Quarter (ended12-31-06)	$0.04	$0.02
Third Quarter (ended 3-31-07)	$0.70	$0.02
Fourth Quarter (ended 6-30-07)	$0.06	$0.02
	$0.07	$0.01
2007-2008

First Quarter (ended 9-30-07)	$0.05	$0.01
Second Quarter (ended12-31-07)	$0.07	$0.01
Third Quarter (ended 3-31-08)*	$4.00	$0.01
Fourth Quarter (ended 6-30-08)	$6.00	$0.65

*adjusted for reverse stock split

Dividends

The Company has not paid dividends on our common stock and do not presently anticipate paying dividends. Management currently intends to retain future earnings, if any, to finance working capital and to expand our operations.

The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefore. The Company do not expect to pay dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On April 4, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FFBI Merger Sub Corp., a California corporation and our wholly-owned subsidiary which we formed for purposes of the merger (the "Merger Sub"), and Margrit Enterprises International, Inc., a California corporation ("MEI"). On April 7, 2008, the transactions contemplated by the Merger Agreement closed (the "Closing"). Pursuant to the Merger Agreement, Merger Sub merged with and into MEI, with MEI being the surviving corporation (the "Merger"). The shareholders representing 100% of MEI's issued and outstanding shares of common stock exchanged their shares of MEI common stock for shares of our common stock on the basis of 10 shares of our common stock for each share of MEI common stock.

During the year ended June 30, 2008, the Company issued 169,646,358 shares of our common stock, as set forth below. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

The following transactions were entered into incident to the merger transaction between the Company and MEI:

•	5,736 shares were issued for the exercise of stock options for partial settlement of note payable to a principle stockholder totaling $28,680;

•	90,000 shares in settlement of debt totaling $393,536;

•	200,000 shares to an officer to restore voting Rights on undesignated preferred shares totaling $0

The following transactions were entered into subsequent to the merger by the Company operating as Marani Brands, Inc:

•	25,930,000 shares to private investors for cash totaling $7,502,500;

•	100,000,000 founder shares to MEI shareholders for the MEI reverse merger, at a recorded value of $100,000;

•	281,797 shares to non-affiliated parties for services totaling $70,449;

•	43,138,825 shares for direct offering costs totaling $10,648,654.

Equity Compensation Plan Information

The equity compensation reported in this section has been issued pursuant to our 2008 Stock Option Plan as well as individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of June 30, 2008. Our security holders have not approved any compensation plan, contracts or arrangements underlying the equity reported.

Compensation Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (b)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (b)	39,620,000	$0.265	20,000,000

Total	39,620,000	$0.265	20,000,000

(a)	Warrants Issued Pursuant to Individual Agreements.

Includes warrants for 10,000,000 shares of common stock at $0.10 per share, issued to an advisor retained by us in connection with the MEI reverse merger, and warrants for 29,620,000 shares of common stock at a weighted average price of $0.32 per share, issued to investors in connection with private financings.

(b)	Options to be Issued Pursuant to our 2008 Stock of Plan

On May 21, 2008, our Board of Directors adopted our 2008 Stock Option Plan, which is designed to provide an incentive to employees, including directors and officers who are employees, and to consultants and directors who are not our employees, and to offer an additional inducement in obtaining the services of such persons. The Plan provides for the grant of qualified Incentive Stock Options (”ISO”) within the meaning of Section 422 of the Internal Revenue Code and Non-Qualified Stock Options (“NQSO”). As of June 30, 2008, no equity has been issued pursuant to this Plan.

We have reserved 20,000,000 million shares of common stock for equity awards granted under the Plan. The Plan shall be administered by the Board of Directors or a committee of the Board of Directors (the “Plan Administrator”) consisting of not less than two directors, all of whom shall be a “non-employee director,” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, that shall have the authority to determine the employees, officers, consultants and directors who shall be granted equity awards; the type of equity awards to be granted; the times when an equity awards shall be granted; the number of shares of our common stock to be subject to each equity awards; and other terms and conditions of the equity awards, including whether to restrict the sale or other disposition of an equity awards and, if so, to determine whether such contingencies and restrictions have been met and whether and under what conditions to waive any such contingency or restriction.

Eligibility

Our officers, directors, employees, and other persons that provide consulting services to us and our subsidiaries are eligible to participate in the Plan.

Award of Incentive Stock Options

The Plan Administrator may grant Incentive Stock Options to eligible participants, as the Plan Administrator may determine, in its sole discretion. The Plan Administrator may not grant options to any employee during any calendar year under the Plan for the aggregate fair market value (determined at the time the option is granted) of the underlying shares of common stock that may be exercised for the first time in a particular calendar in excess of $100,000. Exercise prices for such options granted shall be at least the fair market value of a share of our common stock on the grant date of the options, with a term not to exceed 10 years; provided, that exercise price of any options granted to a person that owns more than 10% of the combined voting power of all our classes of stock shall be at least 110% of the fair market value of a share of common stock on the grant date, with a term not to exceed five years.

Amendment of Plan

The Board of Directors, without further approval of the our stockholders, may amend the Plan from time to time in such respects as it may deem advisable, including, without limitation, in order that ISOs granted meet the requirements for “incentive stock options” under the Code or any change in applicable law, regulations, rulings or interpretations of any governmental agency or regulatory body. No amendment shall be effective without the requisite prior or subsequent stockholder approval which would, with certain exceptions, increase the maximum number of shares of our common stock for which equity awards can be granted under the Plan, change the eligibility requirements to receive equity awards, or make any change for which applicable law, regulation, ruling or interpretation by the applicable governmental agency or regulatory authority requires stockholder approval. No termination, suspension or amendment of the Plan shall adversely affect the rights of any equity awards holder under an equity awards without his prior consent.

Termination

No awards may be granted under the Plan after the tenth anniversary of the adoption of the Plan. The Board of Directors may suspend or terminate the Plan at any time. No termination of the Plan will affect a recipient’s rights under outstanding awards without the recipient’s consent.

Federal Income Tax Aspects of the Plan

The following is a brief summary of the federal income tax aspects of awards that may be made under the Plan based on existing U.S. federal income tax laws. This summary provides only the basic tax rules and does not describe a number of special tax rules, including the alternative minimum tax and various elections that may be applicable under certain circumstances. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which a holder may reside, nor does it reflect the tax consequences of a holder’s death. The tax consequences of awards under the Plan depend upon the type of award and if the award is to an executive officer, whether the award qualifies as performance-based compensation under Section 162(m) of the Code.

Incentive Stock Options

The recipient of an incentive stock option generally will not be taxed upon grant of the option. Federal income taxes are generally imposed only when the shares of stock from exercised incentive stock options are disposed of, by sale or otherwise. The amount by which the fair market value of the stock on the date of exercise exceeds the exercise price is, however, included in determining the option recipient’s liability for the alternative minimum tax. If the incentive stock option recipient does not sell or dispose of the stock until more than one year after the receipt of the stock and two years after the option was granted, then, upon sale or disposition of the stock, the difference between the exercise price and the market value of the stock as of the date of exercise will be treated as a capital gain, and not ordinary income. If a recipient fails to hold the stock for the minimum required time, at the time of the disposition of the stock, the recipient will recognize ordinary income in the year of disposition generally in an amount equal to any excess of the market value of the common stock on the date of exercise (or, if less, the amount realized or disposition of the shares) over the exercise price paid for the shares. Any further gain (or loss) realized by the recipient generally will be taxed as short-term or long-term gain (or loss) depending on the holding period. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient.

Nonqualified Stock Options

The recipient of stock options not qualifying as incentive stock options generally will not be taxed upon the grant of the option. Federal income taxes are generally due from a recipient of nonqualified stock options when the stock options are exercised. The difference between the exercise price of the option and the fair market value of the stock purchased on such date is taxed as ordinary income. Thereafter, the tax basis for the acquired stock is equal to the amount paid for the stock plus the amount of ordinary income recognized by the recipient. We will generally be entitled to a tax deduction at the same time and in the same amount as ordinary income is recognized by the option recipient by reason of the exercise of the option.

Section 162(m)

Section 162(m) of the Code would render non-deductible to us certain compensation in excess of $1,000,000 received in any year by certain executive officers unless such excess is “performance-based compensation” or is otherwise exempt from Section 162(m), such as under the transition rule described above. Assuming stockholder approval, grants of options and stock appreciation rights, and grants of restricted shares and stock units conditioned on attainment of one or more performance goals set forth in the Plan, may qualify as performance-based compensation and be exempt from Section 162(m).

Section 409A

Any deferrals made under the Plan, including awards granted under the Plan that are considered to be deferred compensation, must satisfy the requirements of Section 409A of the Code to avoid adverse tax consequences to participating employees. These requirements include limitations on election timing, acceleration of payments, and distributions. We intend to structure any deferrals and awards under the Plan to meet the applicable tax law requirements.

Stockholder Approval

The Plan shall be subject to approval by our stockholders within 12 months before or after the date the Plan is adopted. The Board or Committee may grant ISOs under the Plan prior to approval of the Plan by the stockholders, but until such approval is obtained, no such Incentive Stock Options shall be exercisable. In the event that stockholder approval of the Plan is not obtained within the twelve (12) month period provided above, all Incentive Stock Options previously granted under the Plan shall be exercisable as non Qualified Stock Options.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

At this time, and management believes, for the foreseeable future, all of the Company’s products will come from a single supplier, Erashk Winery, Ltd. The Company has an Exclusive Distribution Agreement with Erashk Winery Ltd., an Armenian manufacturer of wine and other spirits, to purchase, inventory, promote, and resell any of its products world-wide. The Company pays a ten percent (10%) royalty to Erashk for all sales. The agreement was renewed on May 3, 2007, and continues until November 26, 2012 and is subject to automatic five (5) year renewals.

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants.

The Company intends to, and is currently in negotiations with, other distributors to reach arrangements to maximize distribution of its products in the United States. The Company also is in the process of identifying appropriate distributors of Marani Vodka in Italy, Switzerland, Monaco, Germany, Mexico, and parts of Asia.

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

Our significant accounting policies are discussed in Note 3 of the notes to financial statements. Certain critical policies are presented below.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Results of Operations for the Year Ended June 30, 2008 Compared to Year ended June 30 2007

Revenues

	2008	2007	$ Change	% Change
Revenues	$168,058	$173,663	$(5,605)	(3.22)%

On April 4, 2008, we entered into an Agreement and Plan of Merger by and among FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which we formed for purposes of the Merger and MEI, by which FFBI would be merged with and into MEI. On April 7, 2008, the Merger closed, with MEI, now known as Marani Spirits, Inc., being the surviving corporation and becoming our wholly-owned subsidiary. Prior to the merger, our only business was that of our wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia. Subsequent to the merger, we exercised our option to sell this subsidiary to our former Chief Executive Officer, Mark Paulsen, who acquired all our interest in , Fit for Business (Australia) Pty Limited on or about May 15, 2008.

The revenues for our 2007 fiscal year were based upon the wellness programs developed by Fit for Business (Australia) Pty Limited. Subsequent to the merger, our sole business is the distribution of wine and spirit products manufactured in Armenia. The decrease in our revenues reflects the change of core business, including a major rebranding of the Marani Vodka product including a major new advertising campaign.

We plan to increase our revenues during 2008 - 2009 by developing and augmenting our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base.

Cost of Sales

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Product costs	$48,809	29%	$57,838	33.3%	$(9,029)	(15.6)%

The decreases in cost of sales and cost of sales as a percentage of revenues are the result of the change in our core business from the development and sale of wellness programs by Fit for Business (Australia) Pty Limited to our post merger current business of the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

Operating Expenses

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing and Advertising	$812,704	483.58%	$311,300	179.25%	$501,404	161.06%
General and administrative	$2,631,530	1,565.92%	$294,956	169.84%	$2,336574	792.17%
Stock Based Compensation	$69,449	41.32%	$4,000	2.30%	$65,449	1636.22%

Total	$3,513,683	2,090.75%	$610,256	351.40%	$2,903,427	475.77%

Marketing and Advertising

The increase in marketing and advertising expenses is the result of the change in our core business after the April 2008 merger transaction. As a percentage of revenues, the high cost of marketing and expenses reflects our aggressive efforts to increase market share for our products in the United States from a small sales base. We expect marketing and advertising expenses to increase as we continue to build the company infrastructure. We anticipate, however, that the expense as a percentage of revenue will be reduced due to revenue growth.

General and Administrative

Included in our general and administrative expenses are the addition of five employees, increased travel for market development and financing activities, increased compensation for our new executive management, increased accounts payable, accrued expenses and legal fees associated with the April 2008 merger transaction. Total general and administrative expenses are expected to increase as we continue to build the company infrastructure. Subsequent to the changes caused by the 2008 merger transaction, however, we do not anticipate increased costs associated with management and expect a reduction in legal fees associated with routine business and compliance matters. As such, management expects that our general and administrative expenses as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations.

Stock Based Compensation

The increase in stock based compensation is the result of our necessity to pay for services rendered to us with equity owing to cash flow constraints. As revenues increase, we expect that the necessity for stock based compensation will decrease.

Other Income (Expense)

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Interest expense	$161,132	95.87%	$45,718	27.2%	$115,414	252.44%

The increase in interest expense is primarily the result of our obligations under a long term SBA loan having a balance due at June 30, 2008 of $249,816, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

We reported a net loss in 2008 of $3,440,960 compared with a net loss of $536,109 in 2007. There were several factors that gave rise to our losses in 2008 and 2007. We had a significant increase in operating expenses in developing our administrative and operating infrastructure, developing new and existing sales channels and for our for marketing programs. Marketing expenses included a major rebranding of our primary product, Marani Vodka, the costs of retention of an advertising agency, Juggernaut, and preparation and primary shooting of a major advertising campaign, a complete redesign of the Company’s web presence, hiring of a surveying firm to generate marketing data regarding the placement of our product, and other major expenses involved in the enhancement and positioning of the Marani brand. As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

Our basic loss per common share applicable to common stockholders in 2008 was $(0.11) compared with a basic loss per common share applicable to common stockholders in 2007 of $(5.79). Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 92,539 for the year ended 2007 to 30,922,000 for the year ended 2008. The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, and (iii) the issuance of common stock for direct offering services.

Liquidity and Capital Resources

Working Capital Needs and Major Cash Expenditures

Our footnotes contain an explanatory paragraph that indicates that we have continuing losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds from private placements, public offerings or other financings, this may cause our cessation of business resulting in investors losing the value of their investment in us.

A major factor in the Company’s net losses, as set forth above, was the recent investments by the Company in expanded operations and a marketing campaign relating to its primary product, Marani Vodka. Management believes that these expenses are necessary to expand the business of the Company.

We currently have monthly working capital needs of approximately $156,000. This amount is expected to increase in 2008-2009, primarily due to the following factors:

•	continued expansion of our administrative and operational infrastructure in connection with anticipated increase in our business activities, and

•	continued expansion of our marketing and sales programs.

External Sources of Liquidity:

During the year ended June 30, 2008, we received proceeds of $7,502,500 from the sale of common stock. In addition, we issued shares of our common stock in payment of

•	$70,449 for services rendered by third parties,
•	$422,216 for certain debt obligations, and
•	$10,648,654 for direct offering services.

These three issuances occurred incident to and as part of the merger between the Company and MEI.

The balance of our cash and cash equivalents as of June 30, 2008 was $2,460,553.

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

Information about Our Cash Flows

Cash provided by (used in):	2008	2007	$ Change	% Change
Operating activities	$(3,373,916)	$(498,773)	$(2,875,143)	576.44
Investing activities	$(3,863,609)	$-	$-	-
Financing activities	$9,622,577	$532,590	$9,129,987	1,714.26

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction. The net increase in cash used in operating activities of $3,737,916 is due primarily to the increase in our net loss in 2008 of $3,440,960 compared to a net loss of $536,109 in 2007. Such net loss was primarily attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above. In addition, cash used by our operating activities increased as a result of changes in stock based compensation during 2008 by $69,449, compared to $4,000 for the same period in 2007. Changes in accounts payable contributed to an increase in cash used by operating activities of $81,933 in 2008, as compared to contributing to an increase of $342,660 for 2007. Changes in accrued expenses contributed to a decrease in cash used by operating activities of $56,027 for 2008, as compared to contributing to a decrease of $50,149 for 2007. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the year ended June 30, 2008, and we had to rely on private placement financing to cover operating expenses.

Cash used in the year ended June 30, 2008 in our investing activities was $3,863,609 for purchase of property and equipment and goodwill and intangibles, compared to $0 for the same period in 2007.

Net cash provided by our financing activities for the year ended June 30, 2008 was $9,662,557. Net cash provided by financing activities for the same period in 2007 was $532,590, for a net increase of $9,129,987. The increase in 2008 is attributed to proceeds received from the sale of our common stock of $7,502,500 and the effect of the 2008 merger transaction of $3,143,804.

These financial numbers as reported include both the pre-merger operations of FFBI and the post-merger operations of Marani Spirits, Inc.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 7 Financial Statements

The consolidated financial statements for the years ended June 30, 2008 and 2006 are contained on Pages F-1 to F-16 that follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF MARANI BRANDS, INC.

We have audited the accompanying consolidated balance sheet of Marani Brands, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marani Brands, Inc. and Subsidiaries at June 30, 2008 and 2007 and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri
September 28, 2008

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

June 30,
2008
Assets
Current Assets
Cash & Equivalents	$2,460,663
Accounts Receivable	29,661
Inventory	77,307
Total Current Assets	2,567,631

Property & Equipment, Net	5,510
Deposits	35,255
Goodwill and Intangibles	3,861,280

Total Assets	$6,469,676

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$260,894
Accrued Expenses	94,063
Notes Payable	80,495
Total Current Liabilities	435,452

Non-Current Liabilities
Notes Payable	249,816
Total Non-Current Liabilities	249,816

Total Liabilities	$685,268

Commitments & Contingencies

Stockholders' Equity (Deficit)
Preferred Stock, $0.01 par value, 10,000,000 shares authorized; 0 shares issued and outstanding
Common Stock, $0.001 par value, 300,000,000 shares authorized; 169,743,762 shares issued and outstanding	169,744
Additional Paid-in Capital	22,629,079
Direct Offering Costs	(11,779,577)
Accumulated Deficit	(5,234,838)
Total Stockholders' Equity (Deficit)	5,784,408

Total Liabilities & Stockholders' Equity (Deficit)	$6,469,676

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Twelve Months Ended
	June 30,
	2008	2007

Sales	$168,058	$173,663

Cost of Sales	48,809	57,838

Gross Profit	119,249	115,825

Operating Expenses
Marketing and Sales Promotion	812,704	311,300
General & Administrative	2,631,530	294,956
Stock Based Compensation	69,449	4,000
Total Operating Expenses	3,513,683	610,256

Operating Income (Loss)	$(3,394,434)	$(494,431)

Other Income (Expense)
Other Income	-	4,040
Interest Income	10,471	-
Interest Expense	(161,132)	(45,718)
Derivative Expense	104,135	-
Total Other Income (Expense)	(46,526)	(41,678)

Net Income (Loss) Before Income Taxes	$(3,440,960)	$(536,109)

Provision for Income Taxes	-	-

Net Income (Loss)	$(3,440,960)	$(536,109)

Net Income per Share
Basic	$(0.11)	$(5.79)
Diluted	$(0.11)	$(5.79)

Number of Shares Used in Per Share Calculations
Basic	30,922,000	92,539
Diluted	30,922,000	92,539

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In- Capital	Subscriptions Receivable	Direct Offering Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2006	1,000,000	$1,000	83,894	$83	$514,117	$(12,000)	$-	$(1,257,769)	(754,569)
Common Stock Issued to Investors for Cash	-		13,500	14	151,986	-	-	-	152,000
Compensation for Extending Terms of Stock Options	-				4,000	-	-	-	4,000
Cash Received for Stock Subscriptions	-				-	12,000	-	-	12,000
Effect of Reverse Merger	-				241,000	-	-	-	241,000
Net Loss	-				-	-	-	(536,109)	(536,109)
Balance at June 30, 2007	1,000,000	$1,000	97,394	$97	$911,103	$-	$-	$(1,793,878)	$(881,678)
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	-		5,736	6	28,674	-	-	-	28,680
Issuance of Shares to Officer in Settlement of Debt	-		90,000	90	393,446	-	-	-	393,536
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	(1,000,000)	(1,000)	200,000	200	(200)	-	-	-	(1,000)
Common Stock Issued to Investors for Cash	-	-	25,930,000	25,930	7,476,570	-	-	-	7,502,500
Founder Shares Issued to Marani Shareholders for Merger	-	-	100,000,000	100,000	-	-	-	-	100,000
Cash Paid for Direct Offering Services	-	-	-		-	-	(1,130,923)	-	(1,130,923)
Common Stock Issued for Services	-	-	281,797	282	70,167	-		-	70,449
Common Stock Issued for Direct Offering Services	-	-	43,138,825	43,139	10,605,515	-	(10,648,654)	-
Effect of Reverse Merger	-	-	-	-	3,143,804	-	-	-	3,143,804
Net Loss	-	-	-	-	-	-	-	(3,440,960)	(3,440,960)
Balance at June 30, 2008	-	$-	169,743,752	$169,744	$2,629,079	-	-	$(5,234,838)	$5,784,408

The accompanying notes are an integral part of these financial statement

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended June 30
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(3,440,960)	$(536,109)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	69,449	4,000
Derivative Expense	(104,135)	3,236
Depreciation & Amortization	1,459	1,459

Changes in operating assets and liabilities:
Accounts Receivable	(13,400)	3,274
Inventory	711	32,856
Deposits	(25,000)	-
Accounts Payable	81,933	42,660
Accrued Expenses	56,027	(50,149)

Net Cash Used in Operating Activities	(3,373,916)	(498,773)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(2,329)	-
Goodwill and Intangibles	(3,861,280)	-

Net Cash Used in Investing Activities	(3,863,609)	-

Cash Flows from Financing Activities
Notes Payable	398,356	102,860
Notes Payable Related Parties	(251,160)	24,730
Effect of Reverse Merger	3,143,804	241,000
Stock Subscriptions Received	-	12,000
Direct Offering Costs	(1,130,923)	-
Common Stock Issued for Cash	7,502,500	152,000

Net Cash Provided by Financing Activities	9,662,577	532,590

Net Increase (Decrease) in Cash	2,425,052	33,817

Cash Beginning of Period	35,611	1,794

Cash End of Year	$2,460,663	$35,611

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$161,132	$45,718
Cash Paid during the period for income taxes	800	800

Supplemental Disclosure of Non-Cash Items:
Compensation for Extending Terms of Stock Options	$-	$4,000
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	28,680	-
Issuance of Shares to Officer in Settlement of Debt	393,536	-
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	(1,000)	-
Founder Shares Issued to Marani Shareholders for Merger	100,000	-

The accompanying notes are an integral part of these financial statements

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

History

Marani Brands, Inc, formerly Fit For Business International, Inc. ("FFBI" or the “Company”), a Nevada corporation, prior to the merger described in Note 4, was in the business of providing products and services for the following: (i) corporate wellness programs which addressed business productivity, stress and absenteeism issues; (ii) living well programs directed primarily, but not exclusively, to individuals over 45 years of age; and, (iii) nutritional supplements manufactured and supplied by Herbalife Ltd.

On December 21, 2007, Mark Poulsen (“Poulsen”), then FFBI’s President and principal shareholder entered into a stock purchase agreement with Route 32, LLC (“Route 32”), whereby Poulsen agreed to sell all of his shares of common stock in the Company for $500,000. Pursuant to the closing of this transaction in February 2008, Poulsen paid off certain liabilities of the Company totaling $234,362.

Upon the closing, under the stock purchase agreement with Route 32 stock, Poulsen resigned as the President and sole Director of the Company, and Adele Ruger was appointed as the Company’s sole officer director. Upon the closing of the merger described in Note 4, Ms. Ruger resigned as the Company’s President and Margrit Eyraud was appointed as the Company’s Chairman, President and Chief Executive Officer. Ms. Eyraud was Chairman and Chief Executive Officer of Margrit Enterprises International, Inc. (“MEI”).

Effective April 7, 2008, the Company changed its name to Marani Brands, Inc. and its common stock commenced trading under the new symbol "MRIB". Also on March 31, 2008, the Company amended its Articles of Incorporation to increase its authorized common stock to 300,000,000 shares and provide for 10,000,000 authorized preferred shares.

Effective upon the closing of the merger described in Note 4, the Company’s sole business became the distribution of wine and spirit products. The Company does business under the name Marani Spirits and is an importer of fine vodka and other distilled beverage products. The Company is also beginning to import and distribute a variety of other spirits and is located in Hollywood, California.

Reverse Stock Split

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, as of June 30, 2008, the Company has an accumulated deficit of $5,234,838 and incurred a net loss for the year ended June 30, 2008 of $3,440,960. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Marani Brands, Inc. and its wholly subsidiaries Marani Spirits, Inc. and Great Hawk, Inc. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit product and packaging.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Property & equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 to 10 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of finished spirit products to the customer.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, we include shipping fees billed to customers in net revenues and do not bill customers for handling. Amounts incurred by us for freight are included in cost of goods sold.

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2008 the Company has reserved $0 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the year ended June 30, 2008 and 2007 was $180,071 and $41,344, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended June 30, 2008 and 2007, as a result of net operating losses incurred during the periods. As of June 30, 2008, the Company has available approximately $5,200,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At June 30, 2008 and 2007, the Company has a deferred tax assets of approximately $2,100,000 and $700,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

June 30,
2008

Statutory Federal Tax (Benefit) Rate	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%
Effective Tax (Benefit) Rate	-39.83%

Valuation Allowance	39.83%

Effective Income Tax	0.00%

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets at June 30, 2008 are as follows:

June 30,
2008

Net Operating Loss Carryforward	$2,085,036

Valuation Allowance	(2,085,036)

Net Deferred Tax Asset	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the years ended June 30, 2008 and 2007.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Note 4 – Merger

On April 4, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which the Company formed for purposes of the Merger (the "Merger Sub"), and ("MEI"), by which Merger Sub would be merged with and into MEI (the “Merger”). On April 7, 2008, the Merger closed (the "Closing") and, pursuant to the Merger Agreement, Merger Sub merged with and into MEI, with MEI being the surviving corporation and becoming a wholly-owned subsidiary of the Company. As part of the Merger, the shareholders representing 100% of MEI's issued and outstanding shares of common stock exchanged their shares of MEI common stock for 100,000,000 shares of the Company’s common stock on the basis of 10 shares of the Company’s common stock for each share of MEI common stock. MEI subsequently changed its name to Marani Spirits, Inc.

Under the Merger Agreement, as additional consideration for the Merger, the Company issued, at Closing, the following: (i) 42,594,616 shares of the Company’s common stock to Purrell Partners, LLC, or its assigns (the "Purrell Group") and (ii) a Warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share to the Purrell Group.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the Closing, the Company, in a private placement to investors, issued an aggregate of 15,120,000 shares of common stock, along with warrants to purchase an additional 15,120,000 shares of common stock at $0.35 per share.

On April 7, 2008, the Company exercised its option under the Subsidiary Acquisition Option Agreement, that was entered into in connection with the December 31, 2007 Stock Purchase Agreement, to sell its entire interest in its subsidiary, Fit For Business (Australia) Pty Limited ("FFB Australia"), to its former Chief Executive Officer, Mark Poulsen. Under the terms of this Agreement, if Mr. Poulsen complied with certain information and document requirements then no later than May 15, 2008, Mr. Poulsen will receive the Company’s entire interest in FFB Australia in exchange for Mr. Poulsen forfeiting his right to 250,000 shares of the Company’s common stock that he was otherwise entitled to receive in the event of a restructuring transaction and merger occurring prior to February 2009. Pursuant to the exercise of the Company’s options, FFB Australia was sold to Mr. Poulsen.

Note 5 – Inventories

At June 30, 2008, inventories are comprised of bottles/cases of Marani Vodka, and other various spirits, available for resale totaled $77,307.

Note 6 – Property and Equipment

At June 30, 2008, property and equipment is comprised of the following:

June 30, 2008

Property & Equipment	$6,969

Less: Accumulated Depreciation	(1,459)

Net Property & Equipment	$5,510

During the years ended June 30, 2008 and 2007, the Company recorded depreciation and amortization expense of $1,459 and $1,459, respectively.

Note 7 – Goodwill and Intangibles

As part of the Merger, the shareholders holding 100% of MEI's issued and outstanding shares of common stock at the time of the merger received for their shares of MEI common stock 100,000,000 founder shares of the Company’s common stock which, at the closing date of the Merger, was valued at $.001 par value totaling $100,000. The following table summarizes the acquisition:

Current Assets	$337,130
Property and Equipment	8,428
Other Assets	10,255
Goodwill and Intangibles	3,861,280
Current Liabilities	(109,642)
Notes Payable	(4,007,451)
Total Purchase Price	$100,000

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates, on an annual basis, Goodwill and Intangibles for impairment. As of June 30, 2008, the Company has determined that the fair value of Goodwill and Intangibles are reasonable and the no impairment is necessary.

Note 8 – Accrued Expenses

At June 30, 2008, accrued expenses consist of the following:

June 30, 2008

Accrued Payroll and Taxes	$31,266
Credit Cards Payable	6,318
Accrued Audit Fees	15,000
Accrued Legal Fees	25,000
Other Accrued Expenses	16,479
Total Accounts Payable and Accrued Expenses	$94,063

Note 9 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $249,816 is due and payable in full in September of 2010. Interest is accrued and paid monthly at 8.25%. This note is classified as long term.

The Company is also obligated to Searchlight Financial for a short term note totaling $80,495. This obligation is in dispute, but is being recorded with interest at 15%.

Note 10 – Convertible Debentures

On December 18, 2007, MEI issued a one year Convertible Debentures to investors in a private placement, in the aggregate amount of $3,500,000. Upon the completion of the merger the entire principal balance of the Convertible Debenture, by their terms, automatically converted into 14,000,000 shares of the Company’s common stock.

Note 11 – Warrants

The following is a summary of share purchase warrants for year ended June 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2006	-	$-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding June 30, 2007	-	$-
Granted	39,720,000	$0.32
Forfeited	-	-
Exercised	(10,100,000)	0.35
Outstanding June 30, 2008	29,620,000	$0.32

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expiration	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
	29,620,000	$0.32

Note 12 – Derivative Liability and Expense

The owners of MEI originally had a beneficial rate, 50% of market, with respect to stock conversions. This derivative liability was eliminated as part of the Merger which totaled $104,135.

Note 13 – Stockholders’ Equity

Preferred Stock

The Company has created and authorized the issuance of up to 10,000,000 shares of Preferred Stock, at $0.01 par value. As of June 30, 2008, the Company had no shares of Preferred Stock issued and outstanding.

During the year ended June 30, 2008, 200,000 common shares were issued to an officer to restore voting rights on 1,000,000 undesignated preferred shares totaling ($1,000).

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of June 30, 2008, the Company had 169,743,762 shares of Common Stock issued and outstanding.

During the year ended June 30, 2008, the Company issued a total of 169,646,358 of which 5,736 shares were issued for the exercise of stock options for partial settlement of note payable to a principle stockholder totaling $28,680; 90,000 shares in settlement of debt totaling $393,536; 200,000 shares to an officer to restore voting Rights on undesignated preferred shares totaling $0; 25,930,000 shares to investors for cash totaling $7,502,500; 100,000,000 founder shares to the MET reverse merger MEI shareholders for the reverse merger totaling $100,000; 281,797 shares to non-affiliated parties for services totaling $70,449; and 43,138,825 shares for direct offering costs totaling $10,648,654.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Direct Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2008, the Company had incurred ($1,130,923) in cash direct offering costs and issued 43,138,825 shares for direct offering costs totaling ($10,648,654).

Note 14 – Commitments & Contingencies

Leases

The Company leases its corporate office space in North Hollywood, California. This lease is currently on a month-to-month basis at a monthly rental of $1,800 per month.

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC. to provide various strategic and other services. This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the period ended June 30, 2008, the Company paid $140,000 to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. The Agreement expires October 17, 2008, but the Company has the option to renew the Agreement for 6 months at the end of that term, and at the end of each extended term. For the period ended June 30, 2008, the Company paid $1,130,923 to Continental Advisors, SA under this agreement.

Note 15 – Subsequent Events

Equity

Subsequent to the year ended June 30, 2008, the Company issued 250,000 shares of common stock to non-affiliated parties for public relations services.

Management Changes

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud resigned to pursue other interests. Ms. Eyraud served as chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and have agreed to a severance package in connection with the early expiration.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contemporaneous with the above resignation, Ara Zartarian was appointed Chief Executive Officer of the Company. Mr. Zartarian has been the Chief Operating Officer of the Company and a member of the Company’s Board. All Management changes are effective October 1, 2008. Mr. Zartarian’s current Employment Agreement with the Company will continue according to its terms.

These management changes were reported by the Company on a Form 8-K filed with the SEC on October 7, 2008, which is incorporated herein by reference.

Item 8 Changes in and Disagreements with Accountants and Accounting Financial Disclosures

None

Item 8A(T). Controls and Procedures

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during period ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Ac

The directors, executive officers and significant employees as of June 30, 2008, are as follows. Our directors are elected at each annual meeting and serve until their successors are elected.

Name	Age	Position with Company	Year Appointed
Margrit Eyraud	46	Chief Executive Officer and Director	2008
Ani Kevorkian	44	Chief Financial Officer and Director	2008
Ara Zartarian	39	Chief Operating and Director	2008

The experience and background of our directors, executive officers and significant employees follows:

Margrit Eyraud served as our Chairman of the Board, President, and Chief Executive Officer. She commenced her employment as the Chief Executive Officer of MEI since its formation in 2001. Previously, she was an Assistant Controller at Superba, Inc. (1996 to 2002), Controller at Rampage Closing and Vice President of Credit at Authentic Fitness Warnaco, Inc. (1992 to 1996), and Chief Financial Officer at Aheam Machine Distribution (1989 to 1992). Ms. Eyraud earned Bachelors in Business Administration at the University of LaVerne. Ms. Eyraud resigned as our chief Executive Officer and President, effective October 1, 2008.

Ara Zartarian currently serves as our Chief Executive Officer, President, Chief Operating Officer, and Secretary. He has been an officer and director of MEI since its formation in 2001. Previously, he was a partner in the collections firm of Zartarian & Ginocchio Collections. Mr. Zartarian earned his Bachelors degree from Loyola Marymount University (Los Angeles) and his Juris Doctorate from Western State University College of Law.

Ani Kevorkian serves as our Executive Vice President, Chief Financial Officer, and Treasurer. She has been an officer and director of MEI since its formation in 2001. Previously, she was an Assistant Director at the International Institute for Municipal Clerks (1994 to 2002) and an Operations Manager at the Michelin Tire Company (1988 to 1993). Ms. Kevorkian earned her Bachelor in Business Management from the University of Phoenix.

Significant Employees

We have not identified any employee who is not an executive who is expected to make a significant contribution to the business.

Family Relationships

All three of our executive officers named above are siblings.

Legal Proceedings

We are not involved in any legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

None of our directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

None of our officers or directors has:

•	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

Material Changes to Nomination Procedures

We have not adopted procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

We do not have a separately constituted standing audit committee or a committee performing similar functions. Our entire Board of Directors acts as our audit committee.

We do not have an audit committee financial expert serving on our audit committee. We are a small company with limited revenues for the year ended June 30, 2008. In these circumstances, we have had difficulty attracting a qualified director that could serve as our audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during our fiscal year ended June 30, 2008:

J.B. Black Sea Fund Holstrasse 602 Zurich, Switzerland, CH-8010	Beneficial Owner of more than ten percent of our common stock registered under Section 12 of the Exchange Act	Failed to file Form 3

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our top three highest paid executive officers:

Name	Principal Position	Year Ended	*Salary $	**All Other Compensation	***Total
Margrit Eyraud	CEO	6-30-2008	180,000	12,144	192,144
Ani Kevorkian	CFO	6-30-2008	177,000	12,144	189,144
Ara Zartarian	COO	6-30-2008	178,000	16,008	194,008

*	Salary reported on an annualized basis.

**
Includes, on an annualized basis, a monthly allowance for (i) automobile: $650.00 for each officer listed in this table, (ii) medical insurance: $362 each for Margrit Eyraud and Ani Kevorkian, and (iii) medical insurance: $684 for Ara Zartarian.

***	No employee received a bonus, stock awards, option awards or deferred compensation earnings.

Outstanding Equity Awards

We did not grant or issue any equity awards or rights to equity awards to any of our officers or employees during our fiscal year ended June 30, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our company’s common stock, and the relationship of each owner to the Company, as of June 30, 2008 as to:

•	each person known to beneficially own more than 5% of our issued and outstanding common stock
•	each of our directors
•	each executive officer
•	all directors and officers as a group

The following conditions apply to all of the following tables:

•	except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
•	the class listed as "common" includes the shares of common stock underlying the Company’s issued convertible preferred stock, options and warrants

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	35,333,330	(2)	20.81	% (5)
Common	J.B. Black Sea Fund Holstrasse 602 Zurich, Switzerland, CH-8010 Investor	28,000,000	(3)	15.23	%(6)
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	18,203,340	(2)	10.72	% (5)
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	10,843,330	(2)	6.39	% (5)
Common (4)	RBC Dexia Investor Services Bank S.A. Luxembourg c/o Bank Julius Baer & Co. Ltd Hohlstrasse 602, Zurich, Switzerland, CH-8010 Investor	9,400,000	(4)	5.53	% (5)

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Common Stock shares issued in connection with merger April 2008.

(3)
28,000,000 shares consists of (i) 14,000,000 shares of common stock, (ii) 4,600,000 shares of common stock issuable upon the exercise of warrants, at an exercise price of $0.35 per share, and (iii) 9,400,000 shares of common stock issuable upon the exercise of warrants, at an exercise price of $0.50 per share

(4)	9,400,000 shares of common issued upon the exercise of warrants

(5)	Percentage calculated based on 169,743,752 shares of common stock issued and outstanding

(6)
Percentage calculated based on 183,743,752 shares of common stock consisting of 169,743,752 shares issued and outstanding, plus 14,000,000 shares issuable upon the exercise of warrants. See footnote (3) above.

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (3)

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	35,333,330	(2)	20.81%
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	18,203,340	(2)	10.72%
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	10,843,330	(2)	6.39%
Total		64,380,000	(2)	37.92%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Common Stock shares issued in connection with merger April 2008.

(3)	Percentage calculated from base of 169,743,752 shares of common stock issued and outstanding.

There currently are no arrangements that may result in a change of ownership or control.

Item 12. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Party Transactions

We did not engage in any business relationship or activities with employees, officers, directors or affiliates during our fiscal year ended June 30, 2008, other that with respect to their employment positions and duties performed on our behalf; nor, to the best of our knowledge do any our employees, officers, directors or affiliates have an interest in any person, entity or third party with which we conduct business activities.

Director Independence

Our board has positions for three (3) directors that are elected annual meetings of our shareholders. Our Board of Directors does not meet appropriate standards of independence. In determining independence, the board will consider the definition of “independent director” in the listing standards of the Nasdaq Stock Market. Under this definition, none of our current directors is considered independent.

Item 13. Exhibits

Exhibit Number	DESCRIPTION
2.1	Agreement and Plan of Merger dated April 4, 2008, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
3.1	Articles of Incorporation of Elli Tsab, Inc. filed July 31, 2001, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
3.2
Certificate of Amendment of Articles of Incorporation filed April 15, 2004, changing name to Patient Data Corporation, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.

3.3
Certificate of Amendment of Articles of Incorporation filed January 13, 2005, changing name to Fit for Business International, Inc. , filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.

3.4
Certificate of Amendment of Articles of Incorporation filed March 10, 2008, changing name to Marani Brands, Inc. and effectuating reverse stock split , filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.

3.5	By-Laws filed on August 1, 2005with Amendment No. 3 to Form SB-2 registration statement, incorporated herein by reference.
4.1	Form of Warrant Agreement for Investors, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
10.1	Employment Agreement for Margrit Eyraud, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.2	Employment Agreement for Ara Zartarian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.3	Employment Agreement for Ani Kevorkian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.4	2008 Stock Option Plan filed with the SEC on May 21, 2008 as an exhibit to Form S-8, incorporated herein by reference.
31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a), filed herewith
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a) filed herewith
32.1	Certifications of CEO, 18 U.S.C. Sec. 1350, filed herewith
32.2	Certifications of CFO, 18 U.S.C. Sec. 1350, filed herewith
99.1	Current Report on Form 8-K, re: Management Changes, as filed with the SEC on October 7, 2008, incorporated herein by reference

Item 14. Principal Accountant Fees and Services

Audit Fees and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-KSB were $39,850 and $25,503, respectively, for the years ended June 30, 2008 and 2007. There were no audit related fees for these periods.

Audit Committee Pre-Approval Policies

Our Board of directors, functioning as our audit committee, makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-B, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of our annual financial statements, review of financial statements included in our Forms 10-KSB and preparation of corporate tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MARANI BRANDS, INC.

Date: October 13, 2008
	By	/s/ Ara Zartarian
Ara Zartarian
Chief Executive Officer, President
Director

Date: October 13, 2008
	By	/s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Director