Form 10-Q
period 2008-09-30
Marani Brands, Inc.
filed 2008-11-14
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008  or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 333-123176

Marani Brands, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-2008579 (I.R.S. Employer Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA 91605
(Address of Principal Executive Offices)

91605
(Zip Code)

(818) 503-5200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The issuer had 169,993,752 shares of common stock outstanding as of November 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements of Marani Brands, Inc. included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in Marani Brands, Inc.'s Annual Report on Form 10-KSB for the year ended June 20, 2008.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2008, and for all periods presented, not misleading, have been made. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2008.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED
	September 30,	June 30,
	2008	2008
Assets
Current Assets
Cash & Equivalents	$1,161,752	$2,460,663
Accounts Receivable	25,340	29,661
Inventory	398,516	77,307
Total Current Assets	1,585,608	2,567,631

Property & Equipment, Net	5,160	5,510
Deposits	35,255	35,255
Goodwill and Intangibles	3,861,280	3,861,280

Total Assets	$5,487,303	$6,469,676

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$124,617	$260,894
Accrued Expenses	83,872	94,063
Notes Payable	80,495	80,495
Total Current Liabilities	288,984	435,452

Non-Current Liabilities
Notes Payable	124,816	249,816
Total Non-Current Liabilities	124,816	249,816

Total Liabilities	$413,800	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 169,993,752 and 169,743,752 shares issued and outstanding, respectively	169,994	169,744
Additional Paid-in Capital	22,691,329	22,629,079
Direct Offering Costs	(11,779,577)	(11,779,577)
Accumulated Deficit	(6,008,243)	(5,234,838)
Total Stockholders' Equity (Deficit)	5,073,503	5,784,408

Total Liabilities & Stockholders' Equity (Deficit)	$5,487,303	$6,469,676

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended September 30,
	2008	2007

Sales	$21,574	$22,719

Cost of Sales	5,617	5,230

Gross Profit	15,957	17,489

Operating Expenses
Marketing and Sales Promotion	433,816	58,412
General & Administrative	299,515	73,537
Stock Based Compensation	62,500	-
Total Operating Expenses	795,831	131,949

Operating Income (Loss)	$(779,874)	$(114,460)

Other Income (Expense)
Interest Income	7,546	-
Interest Expense	(1,077)	(4,326)
Total Other Income (Expense)	6,469	(4,326)

Net Income (Loss) Before Income Taxes	$(773,405)	$(118,786)

Provision for Income Taxes	-	-

Net Income (Loss)	$(773,405)	$(118,786)

Net Income per Share
Basic	(0.00)	(0.02)
Diluted	0.00)	(0.02)

Number of Shares Used in Per Share Calculations
Basic	169,868,752	6,463,650
Diluted	169,868,752	6,463,650

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In- Capital	Direct Offering Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2007	1,000,000	$1,000	97,394	$97	$911,103	$-	$(1,793,878)	$(881,678)
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	-	-	5,736	6	28,674	-	-	28,680
Issuance of Shares to Officer in Settlement of Debt	-	-	90,000	90	393,446	-	-	393,536
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	(1,000,000)	(1,000)	200,000	200	(200)	-	-	(1,000)
Common Stock Issued to Investors for Cash	-	-	25,930,000	25,930	7,476,570	-	-	7,502,500
Founder Shares Issued to Marani Shareholders for Merger	-	-	100,000,000	100,000	-	-	-	100,000
Cash Paid for Direct Offering Services	-	-	-	-	-	(1,130,923)	-	(1,130,923)
Common Stock Issued for Services	-	-	281,797	282	70,167	-	-	70,449
Common Stock Issued for Direct Offering Services	-	-	43,138,825	43,139	10,605,515	(10,648,654)	-	-
Effect of Reverse Merger	-	-	-	-	3,143,804	-	-	3,143,804
Net Loss	-	-	-	-	-	-	(3,440,960)	(3,440,960)
Balance at June 30, 2008	-	$-	169,743,752	$169,744	$22,629,079	$(11,779,577)	$(5,234,838)	$5,784,408
Common Stock Issued for Services	-	-	250,000	250	62,250	-	-	62,500
Net Loss	-	-	-	-	-	-	(773,405)	(773,405)
Balance at September 30, 2008 (UNAUDITED)	-	$-	169,993,752	$169,994	$22,691,329	$(11,779,577)	$(6,008,243)	$5,073,503

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Three Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(773,405)	$(118,786)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	62,500	-
Depreciation & Amortization	350	730

Changes in operating assets and liabilities:
Accounts Receivable	4,321	12,924
Inventory	(321,209)	(128,943)
Accounts Payable	(136,277)	(17,553)
Accrued Expenses	(10,191)	205

Net Cash Used in Operating Activities	(1,173,911)	(251,423)

Cash Flows from Financing Activities
Notes Payable	(125,000)	(105,910)
Notes Payable Related Parties	-	(23,568)
Common Stock Issued for Cash	-	356,063

Net Cash Provided by Financing Activities	(125,000)	226,585

Net Increase (Decrease) in Cash	(1,298,911)	(24,838)

Cash Beginning of Period	2,460,663	35,611

Cash End of Year	$1,161,752	$10,773

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$1,077	$4,326
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Upon the closing, under the stock purchase agreement with Route 32, Poulsen resigned as the President and sole Director of the Company, and Adele Ruger was appointed as the Company’s sole officer director. Upon the closing of the merger described in Note 4, Ms. Ruger resigned as the Company’s President and Margrit Eyraud was appointed as the Company’s Chairman, President and Chief Executive Officer. Ms. Eyraud was Chairman and Chief Executive Officer of Margrit Enterprises International, Inc. (“MEI”).

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, as of June 30, 2008, the Company has an accumulated deficit of $6,008,243 and incurred a net loss for the three months ended September 30, 2008 of $773,405. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2008 and June 30, 2008 the Company has reserved $0 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended September 30, 2008 and 2007 was $69,616 and $37,358, respectively.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Income Taxes
The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended September 30, 2008 and June 30, 2008, as a result of net operating losses incurred during the periods. As of September 30, 2008, the Company has available approximately $6,000,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At September 30, 2008 and June 30, 2008, the Company has a deferred tax assets of approximately $2,400,000 and $2,100,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	September 30,	June 30,
	2008	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at September 30, 2008 and June 30, 2008, are as follows:

	September 30,	June 30,
	2008	2008

Net Operating Loss Carryforward	$2,393,083	$2,085,036

Valuation Allowance	(2,393,083)	(2,085,036)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the three months ended September 30, 2008 and 2007.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Note 5 – Inventories

At September 30, 2008 and June 30, 2008, inventories are comprised of finished bottles/cases of Marani Vodka available for resale. At September 30, 2008 and June 30, 2008 inventory totaled $398,516 and $77,307, respectively.

Note 6 - Property and Equipment

At September 30, 2008 and June 30, 2008, property and equipment is comprised of the following:

	September 30,	June 30,
	2008	2008

Property & Equipment	$6,969	$6,969

Less: Accumulated Depreciation	(1,809)	(1,459)

Net Property & Equipment	$5,160	$5,510

During the three months ended September 30, 2008 and 2007, the Company recorded depreciation and amortization expense of $350 and $730, respectively.

Note 7 – Intangibles

As part of the Merger, the shareholders holding 100% of MEI's issued and outstanding shares of common stock at the time of the merger received for their shares of MEI common stock 100,000,000 founder shares of the Company’s common stock which, at the closing date of the Merger, was valued at $.001 par value totaling $100,000. The following table summarizes the acquisition:

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Current Assets	$337,130
Property and Equipment	8,428
Other Assets	10,255
Goodwill and Intangibles	3,861,280
Current Liabilities	(109,642)
Notes Payable	(4,007,451)
Total Purchase Price	$100,000

Note 8 – Accrued Expenses

At September30 2008 and June 30, 2008, accrued expenses consist of the following:

	September 30,	June 30,
	2008	2008

Accrued Payroll and Taxes	$25,000	$31,266
Credit Cards Payable	38,872	22,797
Accrued Professional Fees	20,000	40,000
Total Accounts Payable and Accrued Expenses	$83,872	$94,063

Note 9 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $124,816 is due and payable in full in September of 2010. Interest is accrued and paid monthly at 8.25%. This note is classified as long term.

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

Note 11 – Warrants

The following is a summary of share purchase warrants for period ended September 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding September 30, 2008	29,620,000	$0.32

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

Note 12 - Stockholders’ Equity

Preferred Stock

The Company has created and authorized the issuance of up to 10,000,000 shares of Preferred Stock, at $0.001 par value. As of September 30, 2008, the Company had no shares of Preferred Stock issued and outstanding.

During the year ended June 30, 2008, 200,000 common shares were issued to an officer to restore voting rights on 1,000,000 undesignated preferred shares totaling ($1,000).

There was no activity for the three months ended September 30, 2008.

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of September 30, 2008, the Company had 169,993,752 shares of Common Stock issued and outstanding.

During the year ended June 30, 2008, the Company issued a total of 169,646,358 of which 5,736 shares were issued for the exercise of stock options for partial settlement of note payable to a principle stockholder totaling $28,680; 90,000 shares in settlement of debt totaling $393,536; 200,000 shares to an officer to restore voting rights on undesignated preferred shares totaling $0; 25,930,000 shares to investors for cash totaling $7,502,500; 100,000,000 founder shares to MEI shareholders for the reverse merger totaling $100,000; 281,797 shares to non-affiliated parties for services totaling $70,449; and 43,138,825 shares for direct offering costs totaling $10,648,654.

During the three months ended September 30, 2008, the Company issued 250,000 shares to a non-affiliated individual for services totaling $62,500.

Direct Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2008, the Company had incurred ($1,130,923) in cash direct offering costs and issued 43,138,825 shares for direct offering costs totaling ($10,648,654).

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 13– Commitments & Contingencies

Leases

The Company leases its corporate office space in North Hollywood, California. This lease is currently on a month-to-month basis at a monthly rental of $1,800 per month.

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC. to provide various strategic and other services. This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the three months ended September 30, 2008, the Company paid $60,000 to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the three months ended September 30, the Company paid $0 to Continental Advisors, SA under this agreement.

Note 14 - Subsequent Events

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud served as Chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and have agreed to a severance package in connection with that early expiration. Under the terms of the severance package Ms. Eyraud shall receive a cash payment of four hundred five thousand dollars ($405,000), payable by the Company as follows:

•	One hundred fifty thousand dollars ($150,000) on October 1, 2008;

•	Seventy five thousand dollars ($75,000) on January 30, 2009;

•	Seventy five thousand dollars ($75,000) on March 31, 2009; and

•	One hundred five thousand dollars ($105,000) on June 30, 2009

In addition:

•	The Company shall pay all unreimbursed business expenses, upon submission by Ms. Eyraud;

•	Continuation of Ms. Eyraud’s health and life insurance coverage until December 31, 2010 at levels in place as of September 15, 2008;

•
The ten year stock options to purchase 5,000,000 shares of the Company’s common stock at $0.25 per share, granted to Ms. Eyraud pursuant to the Employment Agreement, are deemed fully vested immediately;

•
The existing Lock-up agreement governing the shares of the Company’s common stock beneficially owned by Ms. Eyraud shall continue pursuant to its terms, subject to revision, waiver or modification consistent with any revision, waiver or modification of other similar Lock-up agreements existing between the Company and third parties, including its management and affiliates;

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

•	The Company shall obtain releases of any guarantees Ms. Eyraud has executed to the favor of the Company; and

•
All indemnification agreements running in favor of Ms. Eyraud shall be maintained for a period of six (6) years, commencing October 2, 2008, and the Company shall assume the indemnification of Ms. Eyraud with respect to the activities of its wholly owned subsidiary, Marani Spirits, Inc., for a like period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	fluctuations in exchange rates for our products procured for us in Armenia;
•	estimates of required capital expenditures;
•	fluctuations in the cost of distribution and/or marking in the United States;
•	our inability to meet growth projections;
•	our plans and expectations with respect to future introduction of new product;
•	our belief that we will have sufficient liquidity to finance operations into through 2009;
•	the amount of cash necessary to operate our business;
•	our ability to raise additional capital when needed;
•	general economic conditions; and
•	the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results. Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2008 included in our Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

At this time, and management believes for the foreseeable future, all of the Company’s products will come from a single supplier, Erashk Winery, Ltd. The Company has an Exclusive Distribution Agreement with Erashk Winery Ltd., an Armenian manufacturer of wine and other spirits, to purchase, inventory, promote, and resell any of its products world-wide. The Company pays a ten percent (10%) royalty to Erashk for all sales. The agreement was renewed on May 3, 2007, and continues until November 26, 2012 and is subject to automatic five (5) year renewals.

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants.

The Company intends to, and is currently in negotiations with, other distributors to reach arrangements to maximize distribution of its products in the United States and Central America. The Company also is in the process of identifying appropriate distributors of Marani Vodka in Italy, Switzerland, Monaco, Germany, Mexico, and parts of Asia.

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

Results of Operations for the Period Ending September 30, 2008 Compared to September 30 2007

Revenues

	2008	2007	$ Change	% Change
Revenues	$21,574	$22,719	$(1,145)	5.03%

On April 4, 2008, we entered into an Agreement and Plan of Merger by and among FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which we formed for purposes of the Merger and MEI, by which FFBI would be merged with and into MEI. On April 7, 2008, the Merger closed, with MEI, now known as Marani Spirits, Inc., being the surviving corporation and becoming our wholly-owned subsidiary. Prior to the merger, our only business was that of our wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia. Subsequent to the merger, we exercised our option to sell this subsidiary to our former Chief Executive Officer, Mark Paulsen, who acquired all our interest in, Fit for Business (Australia) Pty Limited on or about May 15, 2008.

The revenues for the period ending September 30, 2007 were based upon the wellness programs developed by Fit for Business (Australia) Pty Limited. Subsequent to the merger, our sole business is the distribution of wine and spirit products manufactured in Armenia. The decrease in our revenues reflects the change of core business, including a major rebranding of the Marani Vodka product including a major new advertising campaign.

We plan to increase our revenues during 2008 - 2009 by developing and augmenting our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base.

Cost of Sales

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Product costs	$5,617	26%	5,230	23%	389	7.4%

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the change in our core business from the development and sale of wellness programs by Fit for Business (Australia) Pty Limited to our post merger current business of the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

 Operating Expenses

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing and Advertising	$433,816	2,011%	$58,412	257%	$375,404	642.7%
General and administrative	$299,515	1,388%	$73,537	323.7%	$155,978	212%
Stock Based Compensation	$62,500	289.7%	$0	0%	$62,500	100%

Total	$795,831	3,688.8%	$131,949	580.8%	$663,882	503%

Marketing and Advertising

The increase in marketing and advertising expenses is the result of the change in our core business after the April 2008 merger transaction, including a major marketing program designed to create consumer awareness and increase market share for our products. As a percentage of revenues, the high cost of marketing and expenses reflects our aggressive efforts to increase market share for our products in the United States from a small sales base to increase future sales. We expect marketing and advertising expenses to increase as we continue to build the company infrastructure. We anticipate, however, that the expense as a percentage of revenue will be reduced due to revenue growth.

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

Other Income (Expense)

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Interest income	$7,546		$0		$7,546	100%
Interest expense	$(1,077)		$(4,326)		$3,249	75%
Total Other Income (Expense)	6,469		(4,326)		10,795	294.9%

The decrease in interest expense is primarily the result of our pay down of our debt obligations under a long term SBA loan having a balance due at September 30, 2008 of $124,816, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Net Income (Loss)	$(773,405)	3,585%	(118,786)	523%	(654,619)	551%

Our increased net loss in resulted from a significant increase in operating expenses in developing our administrative and operating infrastructure, developing new and existing sales channels and for our for marketing programs. Marketing expenses included a major rebranding of our primary product, Marani Vodka, the costs of retention of an advertising agency, Juggernaut, and preparation and primary shooting of a major advertising campaign, a complete redesign of the Company’s web presence, hiring of a surveying firm to generate marketing data regarding the placement of our product, and other major expenses involved in the enhancement and positioning of the Marani brand. As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders in 2008 was $(0.00) compared with a basic loss per common share applicable to common stockholders in 2007 of $(0.02). Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 6,463,650 for the year period ending September 30, 2007 to 169,868,752 for the same period in 2008. The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, (iii) the issuance of common stock for direct offering services, and (iv) the issuance of common stock for other services.

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

During the period ending September 30, 2008, we issued 250,000 common shares in payment of services rendered in the amount of $62,500.

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

Information about our Cash Flows

Cash provided by (used in):	2008	2007	$ Change	% Change
Operating activities	$(1,173,911)	$(251,423)	$922,488	366.9%
Financing activities	$(125,000)	$226,585	$(351,585)	155%

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction. The net increase in cash used in operating activities of is due primarily to the increase in our net loss in the period ending September 30, 2008 of $773,405 compared to a net loss of $118,786 for the same period in 2007. Such net loss was primarily attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above. In addition, cash used by our operating activities increased as a result of changes in stock based compensation during 2008 by $62,500, compared to $0.00 for the same period in 2007. Changes in accounts payable contributed to an increase in cash used by operating activities of $137,277 in 2008, as compared to contributing to an increase of $17,553 for 2007. Changes in inventory contributed to an increase in cash used by operating activities of $321,209 for 2008, compared to contributing to an increase of $128,943 for 2007. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending September 30, 2008, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the period ending September 30, 2008 was $(125,000). Net cash provided by financing activities for the same period in 2007 was $226,585, for a net decrease of $351,585. The decrease in 2008 is attributed to the payment of Notes Payable with no proceeds provided by financing activities during the period.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, management concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management document and test our internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of September 30, 2008.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during period ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Our former subsidiary, Fit For Business (Australia) Pty. Ltd. is plaintiff in legal proceedings against one of our licensees, L.R. Global Marketing Pty. Ltd, for outstanding licensing fees owed in the amount of $443,263. The subsidiary was recently sold, as detailed in Note 1 to our Consolidated financial Statements 1 above, and to the knowledge of management, Marani Brands has no further interests or liabilities stemming from this proceeding as of the time of this filing.

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

Item 1A. Risk Factors

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on funding from investors, our officers and directors, and our limited sales to fund operations. Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, we intend to raise funds through private placements, public offerings or other financings to fund our future capital requirements, including the potential acquisition of Eraskh Winery, Ltd., the current single supplier of our products. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose us to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for approximately six (6) months. However, this estimate of expenses and capital requirements may prove to be inaccurate.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our existing products or successfully introduce and market new products. If we fail to do so, it could materially harm our business, adversely impact our financial performance and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Our operating subsidiary, Marani Spirits, Inc., has generated little revenue since it commenced operations. Unanticipated problems, expenses and delays are frequently encountered in establishing and developing new products in the beverage alcohol industry. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Any one of these potential problems could have a materially adverse effect upon our results of operations and financial condition. No assurance can be given that we can or will ever operate profitably.

We rely on third-party suppliers and distilleries to provide raw materials for and to produce our products, and we have limited control over these suppliers and distilleries and may not be able to obtain quality products on a timely basis or in sufficient quantity.

All of our wine and spirits are currently produced by Eraskh, an unaffiliated producer, based in Armenia. There can be no assurance that there will not be a significant disruption in the supply of wheat and other raw materials from current sources or, in the event of a disruption, that Eraskh would be able to locate alternative sources of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that Eraskh will be able to fill our orders in a timely manner. There can be no assurance that we will be able to enter into arrangements with other manufacturers for new products. If we experience significant increased demand for any of our products, or need to replace our existing distiller, there can be no assurance that additional supplies of raw materials or additional distilling capacity will be available when needed on terms that are acceptable to us, or at all, or that any supplier or distiller would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new distilling or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our new distillers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or production of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues both in the short and long-term.

We have entered into a Letter of Intent (the “LOI”) to acquire Eraskh. There can be no assurance that we will enter into a definitive agreement to acquire the distillery as contemplated by the LOI or that the distillery will be acquired. In addition, there can be no assurance that our suppliers and distillers will continue to source raw materials and to produce products that are consistent with our standards. We may in the future receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues which could have a material adverse affect upon our results of operations and financial condition.

Competition could have a material adverse effect on our business.

We are in a highly competitive industry and the dollar amount and unit volume of our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in beverage alcohol consumption or the decision of wholesalers, retailers or consumers to purchase competitive products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers, state and provincial agencies, and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or our advertising or promotional expenditures to maintain our competitive position or for other reasons.

Nearly all of our significant competitors have greater market presence, marketing capabilities as well as greater financial, technological and personnel resources than we do. In spirits, the major global competitors are Diageo, Pernod Ricard, Bacardi and Brown-Forman, each of which has many brands in many market segments, including vodka, which give them the ability to leverage their marketing relationship. In addition, we face competition from local and regional companies in the United States and world-wide.

An increase in excise taxes or government regulations could have a material adverse effect on our business.

The U.S. and certain other countries in which we operate impose excise and other taxes on beverage alcohol products in varying amounts which are subject to change. Significant increases in excise or other taxes on beverage alcohol products could materially and adversely affect our results of operations and financial condition. Many states in the United States have considered proposals to increase, and some of these states have increased, state alcohol excise taxes. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal, state and foreign regulations also require warning labels and signage. New or revised regulations or increased licensing fees, requirements or taxes could also have a material adverse effect on our financial condition and results of operations.

We rely on the performance of wholesale distributors, major retailers and chains for the success of our business.

We currently sell our products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, chain and boutique hotels, bars and restaurants. In the future, in addition to selling our products to wholesalers, we may we sell our products directly to major retailers and chains. The replacement or poor performance of our major wholesalers, retailers or chains could materially and adversely affect our results of operations and financial condition. Our inability to collect accounts receivable from our limited number of major wholesalers, retailers or chains could also materially and adversely affect our results of operations and financial condition Selling to major wholesalers and large retailers results in concentration of our accounts receivable, and the bankruptcy or insolvency of any such wholesaler or retailer could impact the collectability a large amount of our receivables and could adversely affect our financial condition.

The beverage alcohol distribution industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in Europe and the U.S. If we are unable to successfully adapt to this changing environment, our revenues, share of sales and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products of other companies which compete directly with our products for retail shelf space and consumer purchases. It is possible that, wholesalers or retailers may give higher priority to products of our competitors. In the future, our wholesalers and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support.

Our business could be adversely affected by a decline in the consumption of products we sell.

Since 1995, there have been modest increases in consumption of beverage alcohol in most geographic markets. In the past, however, in which there were substantial declines in the overall per capita consumption of beverage alcohol products in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•	A general decline in economic conditions;
•	Increased concern about the health consequences of consuming beverage alcohol products and about drinking and driving;
•	A general decline in the consumption of beverage alcohol products in on-premise establishments;
•	A trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices, energy and vitamin drinks and water products;
•	The increased activity of anti-alcohol groups; and
•	Increased federal, state or foreign excise or other taxes on beverage alcohol products.

We must continue to introduce new products in order to stay competitive.

Our success depends, in large part, on our ability to effectively brand and market our Marani Vodka, and develop new products for the marketplace. Marani Vodka is our only product at this time. The launch and ongoing success of new products are inherently uncertain especially with regard to the ultimate appeal to, and acceptance of, new products by consumers. The launch of new products can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands as well as our results of operations and financial condition.

Our operations subject us to risks relating to currency rate fluctuations, interest rate fluctuations and geopolitical uncertainty which could have a material adverse effect on our business.

We or do business in different countries throughout the world and, therefore, are subject to risks associated with currency fluctuations. We are also exposed to risks associated with interest rate fluctuations. We intend to manage our exposure to foreign currency and interest rate risks through various means including possible utilizing derivative instruments. We, however, could experience changes in our ability to hedge against or manage fluctuations in foreign currency exchange rates or interest rates and, accordingly, there can be no assurance that we will be successful in reducing those risks. We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes. These currency, economic and political uncertainties could have a material adverse effect on our results of operations and financial condition.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

There has been increased public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Several beverage alcohol producers have been sued in several courts regarding alleged advertising practices relating to underage consumers. Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of beverage alcohol products that results from these lawsuits could have a material adverse affect on our results of operations and financial condition.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our future success depends significantly on our ability to protect our current brand and future brands and products, to the extent developed, and to defend our intellectual property rights. We have registered the trademark Marani® in the United States for distilled spirits and brandy and we have filed trademark applications seeking to protect the Marani trademark in certain countries outside the United States. We know that a third-party that markets and sells wine products has trademarked the Marani name in numerous countries outside of the United States and has registered the name Marani in a number of countries. We are in the process of negotiating an agreement with that third party which would, if entered into, allow to each company to use the Marani trademark in connection with its respective products on a world-wide basis. There can be no assurance that we will be able to reach an agreement with that third party which, if no agreement is entered into, could prevent us from using the Marani trademark in certain jurisdictions. There can be no assurance that we will be able to protect the intellectual property rights associated with new products that we introduce. There is also a risk that we could, by omission, fail to timely renew one of our trademarks or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.

An increase in the cost of energy or materials could affect our profitability.

We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. There have also been increases in commodities necessary for our products, such as wheat. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. We cannot guarantee that we will be able to pass along such increased costs to our customers through increased prices.

Changes in accounting standards and taxation requirements could affect our financial results.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We may become subject to income tax in numerous jurisdictions as we attempt to expand our sales to outside of the United States. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products’ affordability and therefore reduce our sales.

The loss of key executives and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We depend highly upon our senior management team, primarily Ms. Margrit Eyraud, our Chairman, President and Chief Executive Officer, and other members of our senior management. As our operations grow, we will need to expand our management to include people skilled and experienced in the distribution of beverage alcohol products. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced personnel as outlined above could have a material adverse effect on our results of operations and financial condition.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short period of time by aggressively marketing our products. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel. We intend to hire additional personnel in order to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business, including subjecting us to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect the ability of our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. The price of our common stock could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. and/or global economies; developments in patents or other intellectual property rights; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our common stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. In addition, OTCBB stocks are often not eligible to be purchased by mutual funds and other institutional investors. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

The Company’s common stock trades on the OTC Bulletin Board. At present there is limited trading volume for our common stock. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. Given the limited trading in our common stock, the price of our common stock may be highly volatile. Factors discussed herein may have a significant impact on the market price of the shares of our common stock. Moreover, due to the relatively low price of our common stock, many brokerage firms may not effect transactions in our common stock. Rules enacted by the Securities and Exchange Commission increase the likelihood that many brokerage firms will not participate in a potential future market for our common stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this Report may prove incorrect.

This Report contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution, directly manufacturing products based upon the possible acquisition of Eraskh; and (iii) our ability to distinguish our products and services from our current and future competitors. These forward-looking statements are based largely on our management’s current expectations and are subject to a number of risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this prospectus.

Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the web development and web hosting industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this prospectus will, in fact, transpire.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this prospectus to conform these statements to actual results, unless required by law

IN ADDITION TO THE FOREGOING RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS THAT ARE NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER IMPORTANT RISKS COULD ARISE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the period ending September 30, 2008, we issued 250,000 shares of our common stock to a non-affiliated individual for services rendered to the Company totaling $62,500, in a transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud served as Chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and have agreed to a severance package in connection with that early expiration. Under the terms of the severance package, Ms. Eyraud shall receive a cash payment of four hundred five thousand dollars ($405,000), payable by the Company as set forth in Note 14 to our Consolidated Financial Statements.

Item 6. Exhibits

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

3.5	By-Laws filed on August 1, 2005with Amendment No. 3 to Form SB-2 registration statement, incorporated herein by reference.
4.1	Form of Warrant Agreement for Investors, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
4.2	2008 Stock Option Plan filed with the SEC on May 21, 2008 as an exhibit to Form S-8, incorporated herein by reference.
10.1	Employment Agreement for Margrit Eyraud, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.

10.2	Termination of Employment Agreement for Margrit Eyraud, filed on Form 8-K with the SEC on October 7, 2008, incorporated herein by reference
10.2	Employment Agreement for Ara Zartarian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.3	Employment Agreement for Ani Kevorkian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.

31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a), filed herewith
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a) filed herewith
32.1	Certifications of CEO, 18 U.S.C. Sec. 1350, filed herewith
32.2	Certifications of CFO, 18 U.S.C. Sec. 1350, filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Marani Brands, Inc.
(Registrant)

Date: November 14, 2008
	By:	/s/ Ara Zartarian
Ara Zartarian
Chief Executive Officer, President
Director

Date: November 14, 2008
	By:	/s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Chief Operating Officer
Director