Form 10-Q
period 2008-12-31
Marani Brands, Inc.
filed 2009-02-17
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008  or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 333-123176

Marani Brands, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2008579
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA  91605
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
☐ Yes      ☒ No

The issuer had 174,506,796 shares of common stock outstanding as of February 17, 2009.

TABLE OF CONTENTS

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at December 31, 2008, and for all periods presented, not misleading, have been made.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2009.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED
	December 31,	June 30,
	2008	2008
Assets
Current Assets
Cash & Equivalents	$1,161,236	$2,460,663
Accounts Receivable	28,126	29,661
Inventory	306,179	77,307
Total Current Assets	1,501,541	2,567,631

Property & Equipment, Net	4,855	5,510
Deposits	35,255	35,255
Goodwill and Intangibles	3,861,280	3,861,280

Total Assets	$5,402,932	$6,469,676

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$216,882	$260,894
Accrued Expenses	80,450	94,063
Notes Payable	980,495	80,495
Total Current Liabilities	1,277,827	435,452

Non-Current Liabilities
Notes Payable	124,816	249,816
Total Non-Current Liabilities	124,816	249,816

Total Liabilities	$1,402,643	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 174,506,796 and 169,743,752 shares issued and outstanding, respectively	174,507	169,744
Additional Paid-in Capital	24,988,468	22,629,079
Direct Offering Costs	(11,779,577)	(11,779,577)
Accumulated Deficit	(9,383,110)	(5,234,838)
Total Stockholders' Equity (Deficit)	4,000,288	5,784,408

Total Liabilities & Stockholders' Equity (Deficit)	$5,402,931	$6,469,676

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007

Sales	$89,188	$17,058	$110,762	$39,777

Cost of Sales	55,916	10,306	61,533	15,536

Gross Profit	33,272	6,752	49,229	24,241

Operating Expenses
Marketing and Sales Promotion	379,515	470,918	813,331	529,330
General & Administrative	729,504	728,255	1,029,019	801,792
Stock Based Compensation	2,301,652	76,120	2,364,152	76,120
Total Operating Expenses

Operating Income (Loss)	$(3,377,399)	$(1,275,541)	$(4,157,273)	$(1,383,001)

Other Income (Expense)
Other Income	-	3,225	-	3,225
Interest Income	7,537	3,660	15,083	3,660
Interest Expense	(5,005)	(38,386)	(6,082)	(42,712)
Total Other Income (Expense)	2,532	(31,501)	9,001	(35,827)

Net Income (Loss) Before Income Taxes	$(3,374,867)	$(1,300,042)	$(4,148,272)	$(1,418,828)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(3,374,867)	$(1,300,042)	$(4,148,272)	$(1,418,828)

Net Income per Share
Basic	$(0.02)	$(0.15)	$(0.02)	$(0.17)
Diluted	$(0.02)	$(0.15)	$(0.02)	$(0.17)

Number of Shares Used in Per Share Calculations
Basic	172,250,274	8,546,834	172,125,274	8,258,834
Diluted	172,250,274	8,546,834	172,125,274	8,258,834

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(4,148,272)	$(1,418,828)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	2,364,152	76,120
Depreciation & Amortization	655	730

Changes in operating assets and liabilities:
Accounts Receivable	1,535	8,225
Inventory	(228,872)	(46,057)
Deposits	-	(1,175,000)
Accounts Payable	(44,012)	(59,258)
Accrued Expenses	(13,613)	-

Net Cash Used in Operating Activities	(2,068,427)	(2,614,068)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	1,389

Net Cash Used in Investing Activities	-	1,389

Cash Flows from Financing Activities
Notes Payable	775,000	(53,860)
Convertible Debenture	-	3,500,000
Notes Payable Related Parties	-	(87,210)
Common Stock Issued for Cash	-	361,500

Net Cash Provided by Financing Activities	775,000	3,720,430

Net Increase (Decrease) in Cash	(1,293,427)	1,107,751

Cash Beginning of Period	2,460,663	35,611

Cash End of Year	$1,161,752	$10,773

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$6,082	$-
Cash Paid during the period for income taxes	-	-

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2008, the Company has an accumulated deficit of $9,383,110 and incurred a net loss for the six months ended December 31, 2008 of $4,178,272.  The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations.  These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December 31, 2008 and June 30, 2008 the Company has reserved $3,375 and $0 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended December 31, 2008 and 2007 was $123,817 and $74,717, respectively.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2008 and June 30, 2008, as a result of net operating losses incurred during the periods. As of December 31, 2008, the Company has available approximately $9,400,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December 31, 2008 and June 30, 2008, the Company has a deferred tax asset of approximately $3,700,000 and $2,100,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,	June 30,
	2008	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at December 31, 2008 and June 30, 2008, are as follows:

	December 31,	June 30,
	2008	2008

Net Operating Loss Carryforward	$3,737,293	$2,085,036

Valuation Allowance	(3,737,293)	(2,085,036)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the three months ended December 31, 2008 and 2007.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 . SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Note 5 – Inventories

At December 31, 2008 and June 30, 2008, inventories are comprised of finished bottles/cases of Marani Vodka available for resale. At December 31, 2008 and June 30, 2008 inventory totaled $306,179 and $77,307, respectively.

Note 6 - Property and Equipment

At December 31, 2008 and June 30, 2008, property and equipment is comprised of the following:

	December 31,	June 30,
	2008	2008

Property & Equipment	$6,969	$6,969

Less: Accumulated Depreciation	(2,114)	(1,459)

Net Property & Equipment	$4,855	$5,510

During the six months ended December 31, 2008 and 2007, the Company recorded depreciation and amortization expense of $700 and $730, respectively.

Note 7 – Intangibles

As part of the Merger, the shareholders holding 100% of MEI's issued and outstanding shares of common stock  at the time of the merger received for their shares of MEI common stock 100,000,000 founder shares of the Company’s common stock which, at the closing date of the Merger, was valued at $.001 par value totaling $100,000.  The following table summarizes the acquisition:

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Current Assets	$337,130
Property and Equipment	8,428
Other Assets	10,255
Goodwill and Intangibles	3,861,280
Current Liabilities	(109,642)
Notes Payable	(4,007,451)
Total Purchase Price	$100,000

Note 8 – Accrued Expenses

At December31, 2008 and June 30, 2008, accrued expenses consist of the following:

	December 31,	June 30,
	2008	2008

Accrued Payroll and Taxes	$30,524	$31,266
Credit Cards Payable	29,926	22,797
Accrued Professional Fees	20,000	40,000
Total Accounts Payable and Accrued Expenses	$80,450	$94,063

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

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At December 31, 2008, the balance due on this credit line was $900,000.

Note 10 – Convertible Debentures

On December 18, 2007, MEI issued a one year Convertible Debentures to investors in a private placement, in the aggregate amount of $3,500,000. Upon the completion of the merger the entire principal balance of the Convertible Debenture, by their terms, automatically converted into 14,000,000 shares of the Company’s common stock.

Note 11 – Warrants

The following is a summary of share purchase warrants for period ended December 31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding December 31, 2008	29,620,000	$0.32

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

Note 12 - Stockholders’ Equity

Preferred Stock

The Company has created and authorized the issuance of up to 10,000,000 shares of Preferred Stock, at $0.001 par value. As of December 31, 2008, the Company had no shares of Preferred Stock issued and outstanding.

During the year ended June 30, 2008, 200,000 common shares were issued to an officer to restore voting rights on 1,000,000 undesignated preferred shares totaling ($1,000).

There was no activity for the six months ended December 31, 2008.

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of September 31, 2008, the Company had 169,993,752 shares of Common Stock issued and outstanding.

During the year ended June 30, 2008, the Company issued a total of 169,646,358 of which 5,736 shares were issued for the exercise of stock options for partial settlement of note payable to a principle stockholder totaling $28,680; 90,000 shares in settlement of debt totaling $393,536; 200,000 shares to an officer to restore voting rights on undesignated preferred shares totaling $0; 25,930,000 shares to investors for cash totaling $7,502,500; 100,000,000 founder shares to MEI shareholders for the merger totaling $100,000; 281,797 shares to non-affiliated parties for services totaling $70,449; and 43,138,825 shares for direct offering costs totaling $10,648,654.

During the six months ended December 31, 2008, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 850,000 shares were issued for services totaling $368,500.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC. to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the six months ended December 31, 2008, the Company paid $60,000 to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the six months ended December 31, the Company paid $0 to Continental Advisors, SA under this agreement.

Severance Agreement

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

Note 14 - Subsequent Events

There were no subsequent events

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

Results of Operations for the Three and Six Months Ending December 31, 2008 Compared to December 31, 2007

Revenues

Period Ending December 31	2008	2007	$ Change	% Change
Revenues (3months)	$89,188	$17,058	$72,130	422.5%
Revenues (6months)	$110,762	$39,777	$70,985	178.4%

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

Cost of Sales

Period Ending December 31	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Costs (3 month)	$55,916	62.7%	$10,306	60.4%	$45,610	442.5%
Costs (6 months)	$61,533	55.5%	$15,536	39%	$45,997	296%

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the change in our core business from the development and sale of wellness programs by Fit for Business (Australia) Pty Limited to our post merger current business of the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

 Operating Expenses

Period Ending December 31	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing and Advertising (3 months)	$379,515	425.5%	$470,918	2,760%	$91,403	19.4%
Marketing and Advertising (6 months)	$813,331	734.4%	$529,330	1,330%	$284,001	53.6%

General & administrative (3months)	$729,504	817.9%	$728,255	4,269%	$1,249	0.17%
General & administrative (6 months)	$1,029,019	929%	$807,792	2,15.7%	$227,227	28.4%

Stock Based Comp (3 months)	$2,301,662	2,581%	$76,120	446%	$2,225,532	2,923%
Stock Based Comp (6 months)	$2,364,152	2,134%	$76,120	191.3%	$2,288,032	3,005%

Total (3months)	$3,410,681	3,824%	$1,275,293	7,476%	$2,318,184	181.7%
Total (6months)	$4,206,502	3,797%	$1,413,242	3,552%	$2,799,260	198%

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

Other Income (Expense)

Period Ending December 31	2008	2007	$ Change	% Change
Interest income (3 months)	$7,537	$3,660	$3,877	106%
Interest income (6 months)	$15,083	$3,660	$11,423	317%

Interest expense (3 months)	$(5,005)	$(38,386)	$(33,381)	86.2%
Interest expense(6 months)	$(6,082)	$(42,712)	$(36,630)	85.7%

Other (3months)	3,225	3,255	0	0%
Other (6months)	-	-	-

Total Other Income (Expense) (3months)	$2,532	$(31,501)	$34,033	108%
Total Other Income (Expense) (6months)	$9,001	$(35,827)	$26,825	74.8%

The decrease in interest expense is primarily the result of our pay down of our debt obligations under a long term SBA loan having a balance due at December 31, 2008 of $124,816, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

Period Ending December 31	2008	2007	$ Change	% Change
Net Income (Loss) (3 months)	$(3,374,867)	(1,300,042)	2,074,825	159%
Net Income (Loss) (6 months)	(4,148,272)	(1,418,828)	2,729,444	192%

Our increased net loss in resulted from a significant increase in stock based compensation during the three months ending December 31 2008, increased  operating expenses in developing our administrative and operating infrastructure, developing new and existing sales channels and for our for marketing programs.  Marketing expenses included a major rebranding of our primary product, Marani Vodka, the costs of retention of an advertising agency, Juggernaut, and preparation and primary shooting of a major advertising campaign, a complete redesign of the Company’s web presence, hiring of a surveying firm to generate marketing data regarding the placement of our product, and other major expenses involved in the enhancement and positioning of the Marani brand. As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

For the six months ending December 31, 2008 our basic income/loss per common share applicable to common stockholders in 2008 was $(0.15) compared with a basic loss per common share applicable to common stockholders in 2007 of $(0.02).  Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 8,258,834 for the period ending December 31, 2007 to 172,125,274 for the six month period ending December 31, 2008.  The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, (iii) the issuance of common stock for direct offering services, (iv) the issuance of common stock for other services, and (v) common stock issued for stock based compensation.

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

During the six months ended December 31, 2008, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 850,000 shares were issued for services totaling $368,500.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At December 31, 2008, the balance due on this credit line was $900,000.

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

Information about our Cash Flows

Cash provided by (used in):	2008	2007	$ Change	% Change
Operating activities	$(2,068,427)	(2,614,068)	545,641	20.8%
Financing activities	$775,000	3,720,430	2,945,430	79%

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities is due primarily to increased changes in stock based compensation during 2008 by $2,364,452, compared to $76,120 for the same period in 2007.  Changes in accounts payable contributed to a decrease in cash used by operating activities of $44,012 in 2008, as compared to $59,258 for 2007.  Changes in inventory contributed to an increase in cash used by operating activities of $228,872 for 2008, compared to contributing to an increase of $46,057 for 2007.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending December 31, 2008, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the period ending December 31, 2008 was $775,000, while net cash provided by financing activities for the same period in 2007 was $3,720,430.  The decrease in 2008 is attributed to the reduced proceeds provided by financing activities during the period.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during period ending December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2008, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 850,000 shares were issued for services totaling $368,500, in transactions not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud served as Chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and have agreed to a severance package in connection with that early expiration. Under the terms of the severance package, Ms. Eyraud shall receive a cash payment of four hundred five thousand dollars ($405,000), payable by the Company as set forth in Note 13 to our Consolidated Financial Statements.

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

Marani Brands, Inc.
(Registrant)

Date: February 17, 2009	By:	/s/ Ara Zartarian
Ara Zartarian
Chief Executive Officer, President
Director

Date: February 19, 2008	By:	/s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Chief Operating Officer
Director