Form 10-Q
period 2009-03-31
Marani Brands, Inc.
filed 2009-05-15
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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
☐ Yes      ☒ No

The issuer had 174,506,796 shares of common stock outstanding as of May 15, 2009.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2009, and for all periods presented, not misleading, have been made.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2009.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED
	March 31,	June 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$1,150,660	$2,460,663
Accounts Receivable	83,638	29,661
Inventory	374,576	77,307
Total Current Assets	1,608,874	2,567,631

Property & Equipment, Net	4,505	5,510
Deposits	10,255	35,255
Goodwill and Intangibles	3,861,280	3,861,280

Total Assets	$5,484,914	$6,469,676

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$516,370	$260,894
Accrued Expenses	106,867	94,063
Notes Payable	1,280,495	80,495
Total Current Liabilities	1,903,732	435,452

Non-Current Liabilities
Notes Payable	123,565	249,816
Total Non-Current Liabilities	123,565	249,816

Total Liabilities	$2,027,297	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 174,506,796 and 169,743,752 shares issued and outstanding, respectively	174,607	169,744
Additional Paid-in Capital	25,118,368	22,629,079
Direct Offering Costs	(11,779,577)	(11,779,577)
Accumulated Deficit	(10,055,781)	(5,234,838)
Total Stockholders' Equity (Deficit)	3,457,617	5,784,408

Total Liabilities & Stockholders' Equity (Deficit)	$5,484,914	$6,469,676

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2009	2008	2009	2008

Sales	$81,443	$36,872	$192,205	$122,086

Cost of Sales	55,341	59,465	116,874	85,460

Gross Profit	26,102	(22,593)	75,331	36,626

Operating Expenses
Marketing and Sales Promotion	156,378	168,392	969,709	814,545
General & Administrative	407,776	573,418	1,436,795	1,519,059
Stock Based Compensation	130,000	-	2,494,152	76,120
Total Operating Expenses	694,154	741,810	4,900,656	2,409,724

Operating Income (Loss)	$(668,052)	$(764,403)	$(4,825,325)	$(2,373,098)

Other Income (Expense)
Interest Income	7,390	608	22,473	4,268
Interest Expense	(12,009)	(10,135)	(18,091)	(61,500)
Total Other Income (Expense)	(4,619)	(9,527)	4,382	(57,232)

Net Income (Loss) Before Income Taxes	$(672,671)	$(773,930)	$(4,820,943)	$(2,430,330)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(672,671)	$(773,930)	$(4,820,943)	$(2,430,330)

Net Income per Share
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.03)

Number of Shares Used in Per Share Calculations
Basic	174,556,796	96,828,335	137,303,398	91,544,995
Diluted	174,556,796	96,828,335	137,303,398	91,544,995

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(4,820,943)	$(2,430,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	2,494,152	76,120
Depreciation & Amortization	1,005	730

Changes in operating assets and liabilities:
Accounts Receivable	(53,977)	(10,997)
Inventory	(297,269)	(42,389)
Deposits	25,000	(1,175,000)
Accounts Payable	255,476	81,293
Accrued Expenses	12,804	5,662

Net Cash Used in Operating Activities	(2,383,752)	(3,494,911)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(990)

Net Cash Used in Investing Activities	-	(990)

Cash Flows from Financing Activities
Notes Payable	1,073,749	(123,860)
Convertible Debenture	-	3,500,000
Notes Payable Related Parties	-	(87,887)
Common Stock Issued for Cash	-	361,500

Net Cash Provided by Financing Activities	1,073,749	3,649,753

Net Increase (Decrease) in Cash	(1,310,003)	153,852

Cash Beginning of Period	2,460,663	35,611

Cash End of Year	$1,150,660	$189,463

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$18,091	$-
Cash Paid during the period for income taxes	-	-

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

Effective upon the closing of the merger transactions described in Note 4, the Company’s sole business became the distribution of wine and spirit products. The Company does business under the name Marani Spirits and is an importer of fine vodka and other distilled beverage products. The Company is also beginning to import and distribute a variety of other spirits and is located in Hollywood, California.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of March 31, 2009, the Company has an accumulated deficit of $10,055,781 and incurred a net loss for the nine months ended March 31, 2009, of $4,820,943. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2009 and June 30, 2008 the Company has reserved $10,000 and $0 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the nine months ended March 31, 2009 and 2008 was $144,326 and $139,408, respectively.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended March 31, 2009 and June 30, 2008, as a result of net operating losses incurred during the periods. As of March 31, 2009, the Company has available approximately $10,100,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At March 31, 2009 and June 30, 2008, the Company has a deferred tax asset of approximately $4,000,000 and $2,100,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	March 31,	June 30,
	2009	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at March 31, 2009 and June 30, 2008, are as follows:

	March 31 31,	June 30,
	2009	2008

Net Operating Loss Carryforward	$4,005,218	$2,085,036

Valuation Allowance	(4,005,218)	(2,085,036)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the three months ended March 31, 2009 and 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 4 – Merger

On March 11, 2008, the Company formed FFBI Merger Sub Corp., a California corporation, as its wholly-owned subsidiary.  FFBI Merger Sub Corp. was formed by the Company for purpose of effectuating a merger transaction by and among the Company and FFBI Merger Sub Corp., on the one hand, and a California corporation known as Margrit Enterprises International, Inc. “(MEI”), on the other hand.

On April 4, 2008, the Company, FFBI Merger Sub Corp. and MEI executed, and on April 7, 2008 the parties closed, a three party Merger Agreement, which the parties implemented follows:

Merger of FFBI Merger Sub Corp. and MEI

•	By virtue of this statutory merger, the separate corporate existence of FFBI Merger Sub Corp. ceased, with MEI remaining as the surviving corporation.

•
The shares of FFBI Merger Sub Corp. held by the Company pre merger were converted into the shares of MEI and, post merger, the MEI conversion shares remain outstanding and continue to be held by the Company as shares of MEI

•
Since MEI was a company with an ongoing business, and since FFBI Merger Sub Corp. had no business operations and ceased to exist as a separate corporate entity, this merger transaction constituted a “forward merger”

Reverse Merger MEI and Marani Brands, Inc. (the Company)

•
Contemporaneous with the MEI – FFBI Merger Sub merger described above, MEI merged with the Company in a reverse merger.  In this reverse merger, each share of MEI common stock held by its stockholders was automatically exchanged for shares of the Company, determined by a 10 for 1 exchange ratio

•
The Company issued 100,000,000 shares of its common stock to the stockholders of MEI in the exchange transaction set for the above, and the 10,0000,000 shares of MEI then held by the Company as a result of the exchange transaction were cancelled.

•
The Company thereby holds 100% of the shares of MEI by virtue of the Company’s ownership of the MEI shares that it obtained as part of the merger of FFBI Merger Sub Corp. and MEI, which shares now represent all of the issued and outstanding shares of MEI.

•	On April 7, 2008, the Company sold its entire interest in its subsidiary, Fit For Business (Australia) Pty Limited ("FFB Australia"), to its former Chief Executive Officer.

•
Since MEI operated an ongoing business and since the Company had pre merger business operations that were not pursued by the Company post merger, this merger transaction constituted a “reverse merger”.

•	By virtue of this “reverse merger,” both MEI and the Company continue to have a separate existence, with MEI becoming a wholly owned subsidiary of the Company.

Under the Merger Agreement, as additional consideration for the merger transactions, the Company issued, at Closing, the following: (i) 42,594,616 shares of the Company’s common stock to Purrell Partners, LLC, or its assigns (the "Purrell Group") and (ii) a Warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share to the Purrell Group.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Note 5 – Inventories

At March 31, 2009 and June 30, 2008, inventories are comprised of finished bottles/cases of Marani Vodka available for resale. At March 31, 2009 and June 30, 2008 inventory totaled $374,576 and $77,307, respectively.

Note 6 - Property and Equipment

At March 31, 2009and June 30, 2008, property and equipment is comprised of the following:

	March 31,	June 30,
	2009	2008

Property & Equipment	$6,969	$6,969

Less: Accumulated Depreciation	(2,464)	(1,459)

Net Property & Equipment	$4,505	$5,510

During the nine months ended March 31, 2009 and 2008, the Company recorded depreciation and amortization expense of $1,005 and $730, respectively.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 8 – Accrued Expenses

At March 31, 2009 and June 30, 2008, accrued expenses consist of the following:

	March 31,	June 30,
	2009	2008

Accrued Payroll and Taxes	$85,000	$31,266
Credit Cards Payable	6,867	22,797
Accrued Professional Fees	15,000	40,000
Total Accounts Payable and Accrued Expenses	$106,867	$94,063

Note 9 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $123,565 is due and payable in full in September of 2010. Interest is accrued and paid monthly at 8.25%. This note is classified as long term.

The Company is also obligated to Searchlight Financial for a short term note totaling $80,495. This obligation is in dispute, but is being recorded with interest at 15%.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At March 31, 2009, the balance due on this credit line was $900,000.

In March of 2009, the Company borrowed $200,000 from a shareholder.  This note carries no interest and is payable on June 1, 2009.

Note 10 – Convertible Debentures

On December 18, 2007, MEI issued a one year Convertible Debentures to investors in a private placement, in the aggregate amount of $3,500,000. Upon the completion of the merger the entire principal balance of the Convertible Debenture, by their terms, automatically converted into 14,000,000 shares of the Company’s common stock.

Note 11 – Warrants

The following is a summary of share purchase warrants for period ended December31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding March 31, 2009	29,620,000	$0.32

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

Note 12 - Stockholders’ Equity

Preferred Stock

The Company has created and authorized the issuance of up to 10,000,000 shares of Preferred Stock, at $0.001 par value. As of March 31, 2009, the Company had no shares of Preferred Stock issued and outstanding.

During the year ended June 30, 2008, 200,000 common shares were issued to an officer to restore voting rights on 1,000,000 undesignated preferred shares totaling ($1,000).

There was no activity for the nine months ended March 31, 2009.

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of March 31, 2009, the Company had 174,606,796 shares of Common Stock issued and outstanding.

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

During the nine months ended March 31, 2009, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 950,000 shares were issued for services totaling $468,500.

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

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC, to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the nine months ended March 31, 2009, the Company paid $100,000 to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the nine months ended March 31, the Company paid $0 to Continental Advisors, SA under this agreement.

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

Results of Operations for the Three and Nine Months Ending March 31, 2009 Compared to March 31, 2008

Revenues

Period Ending March 31	2009	2008	$ Change	% Change
Revenues (3 months)	$81,443	$36,872	$44,571	121%
Revenues (9 months)	$192,205	$122,086	$70,119	57.4%

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

The revenues for the period ending March 31, 2008 were based upon the wellness programs developed by Fit for Business (Australia) Pty Limited.  Subsequent to the merger, our sole business is the distribution of wine and spirit products manufactured in Armenia.  The increase in our revenues reflects the change of core business, including a major rebranding of the Marani Vodka product, the development and augmentation of our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base, including a major new advertising campaign.

Cost of Sales

Period Ending March 31	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Costs (3 month)	$55,341	68%	59,465	161%	4,124	6.9%
Costs (9 months)	$116,874	61%	85,460	70%	31,414	36.75%

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the change in our core business from the development and sale of wellness programs by Fit for Business (Australia) Pty Limited to our post merger current business of the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

 Operating Expenses

Period Ending March 31	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Marketing and Advertising (3 months)	$156,378	192%	168,392	456%	12,014	7.1%
Marketing and Advertising (9 months)	$969,709	504%	814,545	667%	155,164	19%

General & administrative (3months)	$407,776	500%	573,418	1,555%	165,642	28.8%
General & administrative (9 months)	$1,436,795	74.7%	1,519,059	1,244%	82,264	5.4%

Stock Based Comp (3 months)	$130,000	159.6%	-	0%	130,000	100%
Stock Based Comp (9 months)	$2,494,152	1,297%	76,120	62.3%	2,418,032	3,176%

Total (3months)	$694,154	852%	741,810	2,011%	47,656	6.4%
Total (9months)	$4,900,656	2,596%	2,409,724	1,973%	2,490,932	1,033%

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

Other Income (Expense)

Period Ending March 31	2009	2008	$ Change	% Change
Interest income (3 months)	$7,390	608	6,700	1,102%
Interest income (9 months)	$22,473	4,268	18,205	426.5%

Interest expense (3 months)	$(12,009)	(10,135)	1,874	18.5%
Interest expense(9 months)	$(18,091)	(61,500)	43,409	70.5%

Total Other Income (Expense) (3months)	$(4,619)	(9,527)	4,908	51.5%
Total Other Income (Expense) (9 months)	$4,382	(57,232)	61,614	1,076%

The decrease in interest expense over the nine months ending March 31, 2009 is primarily the result of our pay down of our debt obligations under a long term SBA loan having a balance due at March 31, 2009 of $124,816, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

Period Ending March 31	2009	2008	$ Change	% Change

Net Income (Loss) (3 months)	$(672,671)	(773,930)	101,259	13%
Net Income (Loss) (9 months)	(4,820,943)	(2,430,330)	2,390,330	98.3%

Our increased net loss over the nine months ending March 31, 2009  resulted from a significant increase in stock based compensation during the three months ending December 31 2008, increased operating expenses in developing our administrative and operating infrastructure, developing new and existing sales channels and for our for marketing programs.  Marketing expenses included a major rebranding of our primary product, Marani Vodka, the costs of retention of an advertising agency, Juggernaut, and preparation and primary shooting of a major advertising campaign, a complete redesign of the Company’s web presence, hiring of a surveying firm to generate marketing data regarding the placement of our product, and other major expenses involved in the enhancement and positioning of the Marani brand.  For the three months ending March 31, 2009, our decreased net loss is the result of an increase in sales revenues.  Our current revenue volume, however, has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders for the three months ending March 31, 2009 was $(0.00) compared with a basic loss per common share applicable to common stockholders in 2008 of $(0.01).  Because we experienced net losses in 2009 and 2008, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The number of common shares used in our per share calculations increased from 137,303,389 for the nine month period ending March 31, 2008 to 174,556,796 for 2009.  The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, (iii) the issuance of common stock for direct offering services, (iv) the issuance of common stock for other services, and (v) common stock issued for stock based compensation.

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

We currently have monthly working capital needs of approximately $225,000.  This amount is expected to increase in 2009, primarily due to the following factors:

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

During the nine months ended March 31, 2009, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 850,000 shares were issued for services totaling $368,500.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At March 31, 2009, the balance due on this credit line was $900,000.

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

Information About Our Cash Flows for the Nine Month Period Ending March 31, 2009

Cash provided by (used in):	2009	2008	$ Change	% Change
Operating activities	$(2,383,752)	(3,494,911)	1,111,159	31.8%
Financing activities	$1,073,749	3,649,753	2,576,004	70.5%

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities of is due primarily to the increase in our net loss in the period ending March 31, 2009 of $773,405 compared to a net loss of $1,418,828 for the same period in 2007.  Such net loss was primarily attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above.  The increase in our net loss was offset by increased changes in stock based compensation during 2008 by $2,364,452, compared to $76,120 for the same period in 2007.  Changes in accounts payable contributed to a decrease in cash used by operating activities of $44,012 in 2008, as compared to $59,258 for 2007.  Changes in inventory contributed to an increase in cash used by operating activities of $228,872 for 2008, compared to contributing to an increase of $46,057 for 2007.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending March 31, 2009, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the period ending March 31, 2009 was $775,000, while net cash provided by financing activities for the same period in 2007 was $3,720,430.  The decrease in 2008 is attributed to the reduced proceeds provided by financing activities during the period.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, management concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2009.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during period ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2009, the Company issued 3,913,044 to Margit Eyraud pursuant to her severance package totaling $1,995,652 and 950,000 shares were issued for services totaling $468,500, in transactions not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933.

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

Marani Brands, Inc.
(Registrant)

Date: May 15, 2009		/s/ Ara Zartarian
By:
Ara Zartarian
Chief Executive Officer, President
Director

Date: May 15, 2009		/s/ Ani Kevorkian
By:
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director