Form 10-K
period 2009-06-30
Marani Brands, Inc.
filed 2009-10-13
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Common Stock, par value $.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  or  any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The issuer had revenues of $402,373 for the fiscal year ended June 30, 2009.

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 9, 2009 was $14,712,143, based on the price at which the common stock was sold on that date.

As of October 9, 2009, the issuer had 183,901,796 shares of common stock outstanding.

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

PART I

Item 1.           Description of Business

Formation and Merger

The Company was incorporated in Nevada on May 30, 2001, under the name Elli Tsab, Inc., which was subsequently changed to Patient Data Corporation, and thereafter to Fit for Business, Inc.  On March 10, 2008, the Company changed its name from Fit for Business, Inc. to Marani Brands, Inc.  On March 31, 2008, our common stock underwent a 1-for-250 reverse stock split, and commenced trading on the Over the Counter Bulletin Board under the new symbol “MRIB”.  The only business of the Company on March 31, 2008 was that of its wholly owned subsidiary, Fit For Business (Australia) Pty Limited.

On March 11, 2008, the Company formed FFBI Merger Sub Corp., a California corporation, as its wholly-owned subsidiary.  FFBI Merger Sub Corp. was formed by the Company for purpose of effectuating a merger transaction by and among the Company and FFBI Merger Sub Corp., on the one hand, and a California corporation known as Margrit Enterprises International, Inc. “(MEI”), on the other hand.

MEI was incorporated in December 2001 and, since its inception, has been an ongoing business engaged in the in the importation and sale of alcoholic beverage products, primarily Marani® Vodka, its flagship product.

On April 4, 2008, the Company, FFBI Merger Sub Corp. and MEI executed, and on April 7, 2008 the parties closed, a three party Merger Agreement, which the parties implemented follows:

Merger of FFBI Merger Sub Corp. and MEI

●	By virtue of this statutory merger, the separate corporate existence of FFBI Merger Sub Corp. ceased, with MEI remaining as the surviving corporation.

●
The shares of FFBI Merger Sub Corp. held by the Company pre merger were converted into the shares of MEI and, post merger, the conversion shares remain outstanding and continue to be held by the Company as shares of MEI

●
Since MEI was a company with an ongoing business, and since FFBI Merger Sub Corp. had no business operations and ceased to exist as a separate corporate entity, this merger transaction constituted a “forward merger”

    Merger MEI and Marani Brands, Inc.

●	By virtue of this “subsidiary merger,” both companies continue to have a separate existence, with MEI becoming a wholly owned subsidiary of the Company.

●
Each share of MEI held by its stockholders pre merger was automatically exchanged for that number of shares of the Company, determined by dividing 100,0000,000 by the 10,000,000 issued and outstanding shares of MEI existing before either merger, effecting a 10 for 1 exchange ratio

●
On April 7, 2008, the Company issued 100,000,000 shares of its common stock to the pre merger stockholders of MEI, and the 10,0000,000 shares of MEI held by MEI’s stockholders pre merger were cancelled

●
The Company thereby holds 100% of the shares of MEI by virtue of (i) the cancellation of the MEI shares held pre subsidiary merger by MEI stockholders that were exchanged for 100,000,000 of the Company’s shares and (ii) the MEI shares that were converted from FFBI Merger Sub Corp. shares held by the Company pre forward merger, which remain outstanding and continue to be held by the Company, as the total issued and outstanding shares of MEI, post merger

●
Since MEI operated an ongoing business and since the Company had pre merger business operations that were not pursued by the Company post merger, this subsidiary merger transaction constituted a “reverse merger”

The acquisition of MEI by the Company was completed by the merger of the Company’s wholly-owned subsidiary, FFBI Merger Sub Corp. with and into MEI, with MEI remaining as the surviving entity and wholly-owned subsidiary of the Company.    The net effect of these transactions was a reverse merger of the Company with MEI.  MEI subsequently changed its name to Marani Spirits, Inc., and continues to be the operational arm of the Company.

On March 31, 2008, in anticipation of the merger transaction, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 300,000,000.  On April 7, 2008, in connection with the merger, we issued an aggregate of 43,138,825 shares of our common stock as compensation for direct offering services.

On April 7, 2008, after management decided that the business of FFB Australia could not be effectively managed from the United States, and was no longer related to the Company’s core business and, simultaneous with the merger transaction, the Company exercised its option to sell FFB Australia to former Chief Executive Officer, Mark Poulsen.  Mr. Poulsen complied with his obligations under the Subsidiary Acquisition Option Agreement and acquired all of the Company’s interest in FFB Australia on or about May 15, 2008.

Our Business and Products

Prior to the Company’s acquisition of MEI, our only business was that of its wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia.

Subsequent to the merger transaction with MEI, the Company’s primary business is the business of MEI in the distribution of wine and spirit products manufactured in Armenia. In the future the Company may add alcohol beverage products manufactured in other countries

The Company’s signature product is Marani Vodka, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Marani Vodka was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, and the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008 and 2009.

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

To compete in the highly competitive market for premium alcoholic beverages, Marani Brand’s marketing and business plan is focused on maintaining and expanding its channels of distribution and enhancing brand recognition for Marani Brand’s premium vodka product through its recent rebranding, advertising, promotional and distributor relations efforts. Some of these efforts include:

•	Major redesign and rebranding of Marani Vodka, including a new bottle
•	Major redesign of the company’s web presence
•	Primary production and preparation for the upcoming launch of a new advertising campaign, scheduled for early 2010
•	An effort to trademark the Marani name worldwide

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

The new bottles for Marani Vodka are currently being manufactured in France by Saver Glass Company and China by Universal Group Co., Ltd. and shipped to Armenia to be filled at Eraskh. Other suppliers of bottles are available to the Company at competitive market rates, should we need additional quantities or should our arrangement with Universal Group Co., Ltd. no longer be available.

Distribution and Dependence on Limited Customers

The Company product is being distributed by Southern Wine & Spirits of America, Inc. ("SWS"), in Southern California, in conjuction with PLCB Pennsylvania and Nevada.  SWS is one of the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka We have entered into new arrangements with other QV Distributors in Arizona and Wein-Baur in Illinois in order to maximize its coverage in the United States. The Company has identified appropriate distributor of Marani Vodka in India and we have begun shipping effective June 2009.  The Company currently sells its products principally to wholesalers for resale to retail outlets including grocery stores, package liquor stores, chain and boutique hotels, bars and restaurants.  In the future, in addition to selling our products to wholesalers, we may sell our products directly to major retailers and chains.  Our results of operations and financial condition are dependent on the performance of our major wholesalers, retailers or chains and our inability to collect accounts receivable from a limited number of them. We monitor performance and collections to determine the need, if any, to seek other customers for existing levels of product production.

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

None.

PART II

Item 5.           Market for Common Stock and Related Stockholder Matters

Market Price for Common Stock

Our common stock is traded on the OTC Electronic Bulletin Board (ticker symbol MRIB.OB). At October 9, 2009, we had approximately fifty holders of record holders of our common stock.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE

2006 -2007
(start date November 29, 2006)

Second Quarter (ended 12-31-06)	$0.04	$0.02
Third Quarter (ended 3-31-07)	$0.70	$0.02
Fourth Quarter (ended 6-30-07)	$0.06	$0.02
	$0.07	$0.01

2007-2008

First Quarter (ended 9-30-07)	$0.05	$0.01
Second Quarter (ended 12-31-07)	$0.07	$0.01
Third Quarter (ended 3-31-08)*	$4.00	$0.01
Fourth Quarter (ended 6-30-08)	$6.00	$0.65
*adjusted for reverse stock split

2008-2009

First Quarter (ended 9-30-08)	$1.80	$0.65
Second Quarter (ended 12-31-08)	$2.25	$0.51
Third Quarter(ended 3-31-09)	$1.80	$0.55
Fourth Quarter (ended 6-30-09)	$1.00	$0.07

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2009, the Company issued 11,658,044 shares of our common stock, as set forth below.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors or service providers was either accredited or sophisticated and familiar with our operations.

●	200,000 shares to private investors for cash totaling $20,000;

●	6,420,000 shares to non-affiliated parties for services totaling $1,304,100;

●	5,038,044 shares to Officers for services totaling $2,085,652.

Equity Compensation Plan Information

The equity compensation reported in this section has been issued pursuant to our 2008 Stock Option Plan as well as individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers.  The equity is reported on an aggregate basis as of June 30, 2009.  Our security holders have not approved any compensation plan, contracts or arrangements underlying the equity reported.

Compensation Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (b)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (b)	29,620,000	$0.32	20,000,000

Total	29,620,000	$0.32	20,000,000

(a)  Warrants Issued Pursuant to Individual Agreements.

Includes warrants for 29,620,000 shares of common stock at a weighted average price of $0.32 per share, issued to investors in connection with private financings.

(b) Options to be Issued Pursuant to our 2008 Stock of Plan

On May 21, 2008, our Board of Directors adopted our 2008 Stock Option Plan, which is designed to provide an incentive to employees, including directors and officers who are employees, and to consultants and directors who are not our employees, and to offer an additional inducement in obtaining the services of such persons.  The Plan provides for the grant of qualified Incentive Stock Options (”ISO”) within the meaning of Section 422 of the Internal Revenue Code and Non-Qualified Stock Options (“NQSO”).  As of June 30, 2009, warrants for 10,100,000 shares had been exercised been issued pursuant to this Plan in 2008.

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

Item 6.    Management's Discussion and Analysis

Statement of Going Concern

As of June 30, 2009, we had an accumulated deficit of $24,389,258 and incurred a net loss for the year ended June 30, 2009 of $6,714,843. Our current business plan requires additional funding beyond our anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital and achieve profitable operations

Forward-Looking Statements

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

Our signature product is Marani Vodka, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Our vodka was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008, and 2009 was officially launched in August 2006.

At this time, the management believes for the foreseeable future, all of the Company’s products will come from a single supplier, Erashk Winery, Ltd. The Company has an Exclusive Distribution Agreement with Erashk Winery Ltd., an Armenian manufacturer of wine and other spirits, to purchase, inventory, promote, and resell any of its products world-wide. The agreement was renewed on May 3, 2007, and continues until November 26, 2012 and is subject to automatic five (5) year renewals.

The Company is a client of Southern Wine & Spirits of America, Inc. ("SWS"), the largest alcoholic beverage distributor in the United States. Through the Southwest in Southern California and Nevada and in conjunction with PLCB in Pennsylvania. The Company has established additional distributors such as QV Distributors in Arizona and Wein-Baur in Illinois. With expanding our distributor list we can serve our consumers in quick and effective way.

The Company intends to, and is currently in negotiations with, other distributors to reach arrangements to maximize distribution of its products in the United States. The Company also identified appropriate distributors of Marani Vodka in India, which the company made its first shipment in June 2009.

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

Results of Operations for the Year Ended June 30, 2009 Compared to Year ended June 30 2008

Revenues

	2009	2008	$ Change	% Change
Revenues	$402,373	$168,058	$234,315	139%

On April 4, 2008, we entered into an Agreement and Plan of Merger by and among the Company, FFBI Merger Sub Corp., a California corporation and wholly-owned subsidiary which we formed for purposes of the Merger and MEI, by which (I) FFBI merged with and into MEI, and (ii) we merged with MEI (a reverse merger) with MEI, with MEI continuing to exist as our wholly owned subsidiary (see Note 4 to our financial footnotes for a complete description of this merger transaction).  Subsequently, MEI, changed its name to Marani Spirits, Inc.  Prior to the merger, our only business was that of our wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia.  Subsequent to the merger, we exercised our option to sell this subsidiary to our former Chief Executive Officer, Mark Paulsen, who acquired all our interest in, Fit for Business (Australia) Pty Limited on or about May 15, 2008.  Subsequent to the merger transaction with MEI, the Company’s primary business is the business of MEI in the distribution of wine and spirit products manufactured in Armenia.

The revenues for our 2008 fiscal year were partially based on our current business in the distribution of wine and spirit products manufactured in Armenia.  The increase in our revenues reflects the development of that core business, resulting from a major rebranding of the Marani Vodka product and a new advertising campaign.

We plan to increase our revenues during fiscal 2010 by developing and augmenting our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base.

Cost of Sales

	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Product costs	$177,030	29%	$48,809	29%	128,221	263%

The increase in cost of sales and cost of sales as a percentage of revenues are the result of our post merger business of the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

 Operating Expenses

	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Marketing and Advertising	$975,935	242%	$812,704	483%	$163,231	20%
General and administrative	$2,232,803	555%	$2,624,566	1,562%	$391,763	15%
Stock Based Compensation	$3,389,752	842%	$222,689	132%	$3,167,063	1,422%

Total	$6,598,490	1,640%	$3,659,959	2,178%	$2,938,531	803%

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

General and Administrative

Our general and administrative expenses have decreased as a result of operational efficiencies and the absence of accrued expenses and legal fees associated with the April 2008 merger transaction. Total general and administrative expenses are expected to increase, however, as we continue to build the company infrastructure.  As such, management expects that our general and administrative expenses as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations.

Stock Based Compensation

The increase in stock based compensation is the result of our necessity to pay for services rendered to us with equity owing to cash flow constraints.  As revenues increase, we expect that the necessity for stock based compensation will decrease.

Other Income (Expense)

	2009	2008	$ Change	% Change
Derivative Income (Expense)	(246,501)	104,135	$350,632	366%
Interest Expense	$(119,618)	$(161,132)	$41,514	25.77%
Interest Income	29,933	10,471	$19,462	185%

The increase in interest expense is primarily the result of our obligations under a long term SBA loan having a balance due at June 30, 2009 of $125,680, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

We reported a net loss in 2009 of $6,714,843 compared with a net loss of $15,366,813 in 2008. Our reduced net loss in 2009 was primarily due to the $11,779,577 that we booked as direct offering expenses in 2008.  This was offset by a significant increase in operating expenses in developing our administrative and operating infrastructure, developing new and existing sales.  As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

Our basic loss per common share applicable to common stockholders in 2009 was $(0.04) compared with a basic loss per common share applicable to common stockholders in 2008 of $(0.12).  Because we experienced net losses in 2009 and 2009, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 130,290,491 for the year ended 2008 to 172,655,116 for the year ended June 30, 2009.  The increase is attributed primarily to the issuance of (i) common stock issued to officers for services and (ii) common stock issued to non-affiliates for services.

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

We currently have monthly working capital needs of approximately $175,385.25,000.  This amount is expected to increase in fiscal 2010, primarily due to the following factors:

• continued expansion of our administrative and operational infrastructure in connection with anticipated increase in our business activities, and

• continued expansion of our marketing and sales programs.

External Sources of Liquidity:

During the year ended June 30, 2009, we received proceeds of $250,000 from loan transactions and $20,000 from the sale of our common stock for cash.  In addition, we issued shares of our common stock valued at

• $2,085,652 for services performed by Officers, and

• $1,304,100 for services performed by others.

The balance of our cash and cash equivalents as of June 30, 2009 was $1,116,460.

To date, we have relied on funding from investors, our officers and directors, and our limited sales to fund operations. To date, we have generated less than a half million dollars in revenue during our fiscal year ending June 30, 2009, and have extremely limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financings. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose the Company to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for approximately 6 months. However, this estimate of expenses and capital requirements may prove to be inaccurate.

Information about Our Cash Flows

Cash provided by (used in):	2009	2008	$ Change	% Change
Operating activities	$(2,548,623)	$(4,790,236)	$2,241,613	47%
Financing activities	$1,204,420	$7,217,617	$6,013,197	83%

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction.  The net increase in cash used in operating activities of $2,241,613 is due primarily to the increase in our net loss in 2009,  In addition, the net loss was attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above. In addition, cash used by our operating activities increased as a result of changes in stock based compensation during 2009 by $3,389,752, compared to $222,689 for the same period in 2008.  Changes in accounts payable contributed to an increase in cash used by operating activities of $371,925 in 2009, as compared to contributing to an increase of $59,645 for 2008.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the year ended June 30, 2008, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the year ended June 30, 2009 was $1,204,420.  Net cash provided by financing activities for the same period in 2008 was $7,217,617, for a net increase of $6,013,197 or 83%.  The decrease in 2009 is attributed to proceeds received from the sale of our common stock of $7,814,000 in 2008 as compared to $20,000 in 2009.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 7.            Financial Statements

The consolidated financial statements for the years ended June 30, 2009 and 2008 are contained on Pages F-1 to F-16 that follow.

Item 8.           Changes in and Disagreements with Accountants and Accounting Financial Disclosures

None

Item 8A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June30, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in internal controls

There were changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during period ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During this period, we developed, as  routine, procedures for more expedient and effective reporting cycles, and the closing of our accounting periods, to allow sufficient time for our internal analysis thereof and the review or audit by our independent auditors.  In addition, on September 1, 2009, the Company hired a part time Controller, who will assume full time duties effective October 15, 2009.  The Controller will be responsible for managing the day to day accounting operations and will assume the responsibility for reviewing all accounting systems for efficiency and accuracy.

Item 8B.        Other Information

None

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The directors, executive officers and significant employees as of June 30, 2009, are as follows. Our directors are elected at each annual meeting and serve until their successors are elected.

Name	Age	Position with Company	Year Appointed
Ara Zartarian	40	Chief Executive Officer, Chief Operating Officer and Director	2008
Ani Kevorkian	45	Chief Financial Officer and Director	2008
Margrit Eyraud	47	Chief Executive Officer and Director	2008; 2009

The experience and background of our directors, executive officers and significant employees follows:

Margrit Eyraud served as our Chairman of the Board, President, and Chief Executive Officer. She commenced her employment as the Chief Executive Officer of MEI since its formation in 2001. Previously, she was an Assistant Controller at Superba, Inc. (1996 to 2002), Controller at Rampage Closing and Vice President of Credit at Authentic Fitness Warnaco, Inc. (1992 to 1996), and Chief Financial Officer at Aheam Machine Distribution (1989 to 1992). Ms. Eyraud earned Bachelors in Business Administration at the University of LaVerne.  Ms. Eyraud resigned as our chief Executive Officer and President, effective October 1, 2008. Subsequently, Ms. Eyraud resumed her position as Chief Executive Officer, effective August 1, 2009.

As of June 30, 2009, Ara Zartarian served as our Chief Executive Officer, President, Chief Operating Officer, and Secretary. He has been an officer and director of MEI since its formation in 2001. Previously, he was a partner in the collections firm of Zartarian & Ginocchio Collections. Mr. Zartarian earned his Bachelors degree from Loyola Marymount University (Los Angeles) and his Juris Doctorate from Western State University College of Law.  Currently, Mr. Zartarian serves as our Chief Operating Officer and Director.

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

None of our officers or directors has:

●	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently  or  temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended or vacated.

●	Material Changes to Nomination Procedures

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

J.B. Black Sea Fund Holstrasse 602 Zurich, Switzerland, CH-8010	Beneficial Owner of more than ten percent of our common stock registered under Section 12 of the Exchange Act	Filed 13G Form February 2009

Item 10.         Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our top three highest paid executive officers:

Name	Principal Position	Year Ended	*Salary$	**All Other Compensation	Total
Margrit Eyraud (1)	CEO	6-30-2009	180,000	12,144	192,144
Ani Kevorkian	CFO	6-30-2009	177,000	12,144	189,144
Ara Zartarian (2)	CEO/COO	6-30-2009	178,000	16,008	194,008

(1)	Margrit Eyraud served as the Company’s CEO from April 2008 to October 1, 2008, and, as of August 1, 2009, currently serves as the Company’s CEO.
(2)	Ara Zartarian served as the Company’s CEO from October 1, 2008 to August 1, 2009.
*         Salary reported on an annualized basis.
**
Includes, on an annualized basis, a monthly allowance for (i) automobile: $650.00 for each officer listed in this table, (ii) medical insurance: $362 each for Margrit Eyraud and Ani Kevorkian, and (iii) medical insurance: $684 for Ara Zartarian.

Outstanding Equity Awards

Pursuant to Margrit Eyraud’s October 1, 2008 severance agreement, the Company granted Ms. Eyraud ten year options to purchase 5,000,000 shares of the Company’s common stock at $0.25 per share, all of which are vested.  See Note 11 to our financial statements.

Item 11.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our company’s common stock, and the relationship of each owner to the Company, as of June 30, 2009 as to:

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

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	40,333,330	(2)	21.35	% (5)
Common	J.B. Black Sea Fund Holstrasse 602 Zurich, Switzerland, CH-8010 Investor	28,000,000	(3)	14	%(6)
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	18,203,340	(2)	9.89	% (5)
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	10,843,330	(2)	5.89	% (5)
Common (4)	RBC Dexia Investor Services Bank S.A. Luxembourg c/o Bank Julius Baer & Co. Ltd Hohlstrasse 602, Zurich, Switzerland, CH-8010 Investor	9,400,000	(4)	5.1	% (5)

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes Common Stock shares issued in connection with merger April 2008.

(3)
28,000,000 shares consists of (i) 14,000,000 shares of common stock, (ii) 4,600,000 shares of common stock issuable upon the exercise of warrants, at an exercise price of $0.35 per share, and (iii) 9,400,000 shares of common stock issuable upon the exercise of warrants, at an exercise price of $0.50 per share

(4)	9,400,000 shares of common issued upon the exercise of warrants

(5)	Percentage calculated based on 188,901,796 shares of common stock consisting of 183,901,796 issued and outstanding shares plus 5,000,000 shares issuable upon the exercise of options

(6)
Percentage calculated based on 197,901,796 shares of common stock consisting of 183,901,796 shares issued and outstanding, plus 14,000,000 shares issuable upon the exercise of warrants.  See footnote (3) above.

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (3)

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	40,333,330	(2)	21.35%
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	18,203,340	(3)	9.89%
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	10,843,330	(3)	5.89%
Total		69,380,000		36.72%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated based on 188,901,796 shares of common stock consisting of 183,901,796 issued and outstanding shares plus 5,000,000 shares issuable upon the exercise of options

(3)	Percentage calculated from base of 183,901,796 shares of common stock issued and outstanding.

There currently are no arrangements that may result in a change of ownership or control.

Item 12.        Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Party Transactions

We did not engage in any business relationship or activities with employees, officers, directors or affiliates during our fiscal year ended June 30, 2009, other that with respect to their employment positions and duties performed on our behalf; nor, to the best of our knowledge do any our employees, officers, directors or affiliates have an interest in any person, entity or third party with which we conduct business activities.

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

3.5	By-Laws filed on August 1, 2005 with Amendment No. 3 to Form SB-2 registration statement, incorporated herein by reference.
4.1	Form of Warrant Agreement for Investors, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
10.1	Employment Agreement for Margrit Eyraud, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.2	Employment Agreement for Ara Zartarian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.3	Employment Agreement for Ani Kevorkian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.4	2008 Stock Option Plan filed with the SEC on May 21, 2008 as an exhibit to Form S-8, incorporated herein by reference.
10.5	Exclusive Distribution Agreement with Eraskh Winery Ltd., dated November 27, 2002, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.6	Amendment to Exclusive Distribution Agreement with Eraskh Winery Ltd., dated November 13, 2007, filed herewith.
10.7	Letter of Intent to Purchase Eraskh Winery Ltd., dated December 15, 2007, filed herewith.
10.8	Employment Agreement for Margrit Eyraud, filed with the SEC on August 10, 2009 as an exhibit to Form 8-K, incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a), filed herewith
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a) filed herewith
32.1	Certifications of CEO, 18 U.S.C. Sec. 1350, filed herewith
32.2	Certifications of CFO, 18 U.S.C. Sec. 1350, filed herewith
99.1	Current Report on Form 8-K, re: Management Changes, as filed with the SEC on August 10, 2009, incorporated herein by reference
Item 14.         Principal Accountant Fees and Services

Audit Fees and Audit Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB and Form 10-K were $ 73,865, respectively, for the years ended June 30, 2009 and 2008.

Audit Committee Pre-Approval Policies

Our Board of directors, functioning as our audit committee, makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant.  The audit committee has not approved any services beyond those required for the audit of our annual financial statements, review of financial statements included in our Forms 10-K and preparation of corporate tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MARANI BRANDS, INC.
Date: October 13, 2009

By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

By: /s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director

By: /s/ Ara Zartarian
Ara Zartarian
Chief Operating Officer, Executive-Vice President
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF MARANI BRANDS, INC.

We have audited the accompanying consolidated balance sheet of Marani Brands, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marani Brands, Inc. and Subsidiaries at June 30, 2009 and 2008, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC Saint Louis, Missouri

October 12, 2009

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$1,116,460	$2,460,663
Accounts Receivable	138,541	29,661
Inventory	170,518	77,307
Prepaid Expenses & Other Current Assets	30,130	-
Total Current Assets	1,455,649	2,567,631

Property & Equipment, Net	-	5,510
Deposits	10,255	35,255

Total Assets	$1,465,904	$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$632,819	$260,894
Accrued Expenses	453,816	94,063
Line of Credit	999,556	-
Notes Payable	330,495	80,495
Derivative Liability	246,501	-
Total Current Liabilities	2,663,187	435,452

Non-Current Liabilities
Notes Payable	124,680	249,816
Total Non-Current Liabilities	124,680	249,816

Total Liabilities	$2,787,867	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 181,401,796 and 169,743,752 shares issued and outstanding, respectively	181,402	169,744
Additional Paid-in Capital	22,825,893	19,427,799
Stock Subscriptions Payable	60,000	-
Accumulated Deficit	(24,389,258)	(17,674,415)
Total Stockholders' Equity (Deficit)	(1,321,963)	1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$1,465,904	$2,608,396

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	June 30,
	2009	2008

Sales	$402,373	$168,058

Cost of Sales	177,030	48,809

Gross Profit	225,343	119,249

Operating Expenses
Marketing and Sales Promotion	975,935	812,704
General & Administrative	5,622,555	2,847,255
Total Operating Expenses	6,598,490	3,659,959

Operating Income (Loss)	$(6,373,147)	$(3,540,710)

Other Income (Expense)
Direct Offering Costs	-	(11,779,577)
Interest Income	29,933	10,471
Interest Expense	(119,618)	(161,132)
Loss on Disposal of Fixed Assets	(5,510)	-
Derivative Expense	(246,501)	104,135
Total Other Income (Expense)	(341,696)	(11,826,103)

Net Income (Loss) Before Income Taxes	$(6,714,843)	$(15,366,813)

Provision for Income Taxes	-	-

Net Income (Loss)	$(6,714,843)	$(15,366,813)

Net Income per Share
Basic	$(0.04)	$(0.12)
Diluted	$(0.04)	$(0.12)

Number of Shares Used in Per Share Calculations
Basic	172,655,116	130,290,491
Diluted	172,655,116	130,290,491

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock
	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Stock Subscriptions Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2007	71,520,000	$71,520	$840,680	$-	$(1,793,878)	$(881,678)
Common Stock Issued to Investors for Cash	41,179,121	41,179	7,772,821	-	-	7,814,000
Common Stock Issued to Officers for Services	11,686,670	11,687	128,553	-	-	140,240
Common Stock Issued for Services	1,281,797	1,282	81,167	-	-	82,449
Recapitalization for Reverse Merger-FFBI Shares	937,339	937	(937)	-	-	-
Common Stock Issued for Direct Offering Costs	43,138,825	43,139	10,605,515	-	-	10,648,654
Negative Equity of FFBI charged to Retained Earnings	-	-	-	-	(513,724)	(513,724)
Net Loss	-	-	-	-	(15,366,813)	(15,366,813)
Balance at June 30, 2008	169,743,752	$169,744	$19,427,799	$-	$17,674,415)	$1,923,128
Common Stock Issued to Investors for Cash	200,000	200	19,800	-	-	20,000
Common Stock Issued to Officers for Services	5,038,044	5,038	2,080,614	-	-	2,085,652
Common Stock Issued for Services	6,420,000	6,420	1,297,680	-	-	1,304,100
Cash Received for Stock Subscriptions	-	-	-	60,000	-	60,000
Net Loss	-	-	-	-	(6,714,843)	(6,714,843)
Balance at June 30, 2009	181,401,796	$181,402	$22,825,893	$60,000	$(24,389,258)	$(1,321,963)

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(6,714,843)	$(15,366,813)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	3,389,752	222,689
Derivative Expense	246,501	(104,135)
Common Stock Issued for Direct Offering Costs	-	10,648,654
Loss on Disposal of Fixed Assets	5,510	-
Depreciation & Amortization	-	1,459

Changes in operating assets and liabilities:
Accounts Receivable	(108,880)	(13,400)
Inventory	(93,211)	711
Prepaid Expenses & Other Current Assets	(30,130)	-
Deposits	25,000	(25,000)
Accounts Payable	371,925	59,645
Accrued Expenses	359,753	(214,046)

Net Cash Used in Operating Activities	(2,548,623)	(4,790,236)

Cash Flows from Investing Activities
Property and Equipment	-	(2,329)

Net Cash Used in Investing Activities	-	(2,329)

Cash Flows from Financing Activities
Notes Payable	124,864	(327,739)
Line of Credit	999,556	-
Notes Payable Related Parties	-	(268,644)
Cash Received for Stock Subscriptions	60,000	-
Common Stock Issued for Cash	20,000	7,814,000

Net Cash Provided by Financing Activities	1,204,420	7,217,617

Net Increase (Decrease) in Cash	(1,344,203)	2,425,052

Cash Beginning of Period	2,460,663	35,611

Cash End of Year	$1,116,460	$2,460,663

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$65,680	$161,132
Cash Paid during the period for income taxes	800	800
The accompanying notes are an integral part of these financial statements

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

History

The Company was incorporated in Nevada on May 30, 2001, under the name Elli Tsab, Inc., which was subsequently changed to Patient Data Corporation, and thereafter to Fit for Business, Inc.  On March 10, 2008, the Company changed its name from Fit for Business, Inc. to Marani Brands, Inc.  On March 31, 2008, the common stock underwent a 1-for-250 reverse stock split, and commenced trading on the Over the Counter Bulletin Board under the new symbol “MRIB”.

Merger (see Note 4)

On March 11, 2008, the Company formed FFBI Merger Sub Corp., a California corporation, as its wholly-owned subsidiary.  FFBI Merger Sub Corp. was formed by the Company for purpose of effectuating a merger transaction by and among the Company and FFBI Merger Sub Corp., on the one hand, and a California corporation known as Margrit Enterprises International, Inc. “(MEI”), on the other hand.

On April 4, 2008, the Company, FFBI Merger Sub Corp. and MEI executed, and on April 7, 2008 the parties closed, a three party Merger Agreement.

The acquisition of MEI by the Company was completed by the merger of the Company’s wholly-owned subsidiary, FFBI Merger Sub Corp. with and into MEI, with MEI remaining as the surviving entity and wholly-owned subsidiary of the Company.    The net effect of these transactions is a reverse merger of the Company with MEI.  MEI subsequently changed its name to Marani Spirits, Inc., and continues to be the operational arm of the Company.

Business and Products

Prior to the Company’s acquisition of MEI, our only business was that of its wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia.

Subsequent to the merger transaction with MEI, the Company’s primary business is the distribution of wine and spirit products manufactured in Armenia. In the future the Company may add alcohol beverage products manufactured in other countries.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the Company as a going concern. However, as of June 30, 2009, the Company has an accumulated deficit of $24,389,258 and incurred a net loss for the year ended June 30, 2009 of $6,714,843. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Recapitalization

The capital structure of the consolidated enterprise is that of MEI due to reverse recapitalization accounting. The financial statements presented are a continuation of MEI, the accounting acquirer, and not FFBI, the accounting acquiree. The recapitalization and capital structure is now different than that appearing in historical financial statements for FFBI.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include finished spirit products and packaging.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Due to the reverse recapitalization transaction, for purposes of computing earnings per share:

•
For the year ended June 30, 2008, the number of shares outstanding from July 1, 2007 to April 4, 2008 (the period from the beginning of the fiscal year to the date of the recapitalization) was 100,000,000 shares (the number of shares issued by the shell company to the operating entity). From April 5, 2008 to June 30, 2008 (the period from the date of the recapitalization to the end of the most recent fiscal year) the number of shares used in the calculation of earnings per share were the actual weighted number of shares of the combined entity outstanding during that period.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  At June 30, 2009 and 2008, allowance for estimated uncollectible accounts receivable was $35,431 and $0, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the year ended June 30, 2009 and 2008 $166,489 was $180,071, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended June 30, 2009 and 2008, as a result of net operating losses incurred during the periods. As of June 30, 2009, the Company has available approximately $24,400,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At June 30, 2009, the Company has a deferred tax asset of approximately $9,700,000 relating to the Company's net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the Code by virtue of the merger outlined in Note 4.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	June 30,
	2009	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at June 30, 2009 and 2008, are as follows:

	June 30,
	2009	2008

Net Operating Loss Carryforward	$9,714,241	$7,039,719

Valuation Allowance	(9,714,241)	(7,039,719)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the years ended June 30, 2009 and 2008.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after June 30, 2009 through October 12, 2009, the date we issued these financial statements.  See Note 12 for the subsequent events.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of previously issued FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to apply SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Merger MEI and Marani Brands, Inc. (the Company)

•
Contemporaneous with the MEI – FFBI Merger Sub merger described above, MEI merged with the Company in a reverse merger.  In this reverse merger, each share of MEI common stock held by its stockholders was automatically exchanged for shares of the Company, determined by a 10 for 1 exchange ratio

•
The Company issued 100,000,000 shares of its common stock to the stockholders of MEI in the exchange transaction set for the above, and the 10,000,000 shares of MEI then held by the Company as a result of the exchange transaction were cancelled.

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

On April 7, 2008, the Company exercised its option under the Subsidiary Acquisition Option Agreement, that was entered into in connection with the December 31, 2007 Stock Purchase Agreement, to sell its entire interest in its subsidiary, Fit For Business (Australia) Pty Limited ("FFB Australia"), to its former Chief Executive Officer, Mark Poulsen. Under the terms of this Agreement, if Mr. Poulsen complied with certain information and document requirements then no later than May 15, 2008, Mr. Poulsen will receive the Company’s entire interest in FFB Australia in exchange for Mr. Poulsen forfeiting his right to 250,000 shares of the Company’s common stock that he was otherwise entitled to receive in the event of a restructuring transaction and merger occurring prior to February 2009. Pursuant to the exercise of the Company’s options, FFB Australia was sold to Mr. Poulsen. As the FFB Australia subsidiary was not operational and had no tangible assets or liabilities at the time this agreement was exercised, and the exchange was for the forfeiture of Mr. Poulsen's right to receive 250,000 common shares, it was determined that no gain on this nonmonetary exchange should be recorded.

Recapitalization

The capital structure of the consolidated enterprise is that of MEI due to reverse recapitalization accounting. The financial statements presented are a continuation of MEI, the accounting acquirer, and not FFBI, the accounting acquiree. The recapitalization and capital structure is now different than that appearing in historical financial statements for FFBI.

Note 5 - Inventories

At June 30, 2009 and 2008, inventories are comprised of bottles/cases of Marani Vodka, and other various spirits, available for resale totaled $170,518 and $77,307, respectively.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accrued Expenses

At June 30, 2009 and 2008, accrued expenses consist of the following:

	June 30,
	2009	2008

Accrued Payroll and Taxes	$116,854	$31,266
Credit Cards	38,260	22,797
Accrued Severance	262,000	-
Accrued Interest & Other	36,702	40,000
Total Accounts Payable and Accrued Expenses	$453,816	$94,063

Note 7 – Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At June 30, 2009 the balance due on this credit line was $999,556.

Note 8 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $124,680 is due and payable in full September 2010. Interest is accrued and paid monthly at 8.25%. This note is classified as long term.

In 2006, the Company received a $80,495 short term loan from Searchlight Financial carrying a 10% interest rate. The parties are in negotiation to settle this amount and accrued interest totaling $28,140 for the issuance of Marani S-8 shares.

In February 2009, the Company received a $200,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $8,164 is included in Accrued Expenses at June 30, 2009.

In June 2009, the Company received a $50,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $397 is included in Accrued Expenses at June 30, 2009.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Warrants and Derivative Liability

During the period ended June 30, 2008, the company issued warrants to pre-merger bridge note holders and consultants. The following is a summary of share purchase warrants for the year ended June 30, 2009 and 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2007	-	$-
Granted	39,720,000	$0.32
Forfeited	-	$-
Exercised	(10,100,000)	$0.35
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	29,620,000	$0.32

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

The fair value of the share purchase warrants as of June 30, 2009 and 2008 was $246,501 and $0, respectively. which was determined using the Black-Scholes option value model with the following assumptions:

	June 30,
	2009	2008
Expected Dividend Yield	0.00%	0.00%
Risk Free Interest Rate	3.00%	2.75%
Expected Volatility	60.00%	60.00%
Expected Life (in years average)	1.70	2.70

Note 10 - Stockholders’ Equity

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of June 30, 2009, the Company had 181,401,796 shares of Common Stock issued and outstanding.

During the year ended June 30, 2009, the Company issued a total of 11,658,044 common shares of which 200,000 shares were issued for cash totaling $20,000; 5,038,044 shares were issued to Officers for services totaling $2,085,652; and 6,420,000 shares were issued for to non-affiliated parties for services totaling $1,304,100. In addition, on June 17, 2009, the Company  received $60,000 under a stock purchase agreement under which a total of 461,539 shares are to be issued to an accredited investor.

During the year ended June 30, 2008, the Company issued a total of 98,223,752 shares of which 41,179,121 shares were issued for cash totaling $7,814,000; 11,686,670 shares were issued to Officers for services totaling $140,240; 1,281,797 shares were issued for to non-affiliated parties for services totaling $82,449; 937,339 shares were issued to Marani shareholders in the reverse merger; and 43,138,825 shares for direct offering costs totaling $10,648,654.

Direct Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2008, the Company had incurred ($1,130,923) in cash direct offering costs and issued 43,138,825 shares for direct offering costs totaling ($10,648,654).  These costs were associated with follow on financing agreements with Continental Advisors and Purrell Partners detailed in Note 13.  These shares were valued at market value.

Note 11– Commitments & Contingencies

Leases

The Company leases 2,100 square feet at its corporate office space in North Hollywood, California. This lease is currently on a month-to-month basis at a monthly rental of $1,800 per month.

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC. to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the periods ended June 30, 2009 and 2008, the Company paid $109,506 and $140,000, respectively to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the periods ended June 30, 2009 and 2008, the Company paid $0 and $1,130,923 to Continental Advisors, SA under this agreement.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 12 for subsequent Employment Agreement.

Note 12 - Subsequent Events

Employment Agreement

In connection with the reappointment of Ms. Eyraud as CEO and President (see Note 11 for previous severance agreement), Ms. Eyraud and the Company entered into an Employment Agreement dated as of August 1, 2009.  The Employment Agreement provides for a four-year employment term and an initial base salary of $180,000 per annum, subject to upward adjustment annually based on the consumer price index.  Under the Employment Agreement, the Board of Directors of the Company is to consider and propose to Ms. Eyraud a bonus compensation arrangement which will provide for an incentive bonus payable to Ms. Eyraud based upon the attainment by the Company of mutually agreeable criteria.

Under the Employment Agreement, the Company granted to Ms. Eyraud options to purchase 3,000,000 shares of common stock of the Company at a price equal to the closing price of the Company’s common stock on August 3, 2009.  The options are to be issued pursuant to a stock option plan to be adopted by the Board of Directors and approved by the shareholders of the Company and shall by subject to such other terms as provided in the plan.  The options vest as to 25% of the underlying shares of common stock on the first anniversary date of the option grant and ratably each quarter thereafter during the next three years of the term.  The options become fully vested and exercisable upon the Company’s termination of Ms. Eyraud’s employment under the Employment Agreement Without Cause, the termination of such employment by Ms. Eyraud For Good Reason, or the Company’s termination of Ms. Eyraud’s employment due to death or Disability (as each term is defined in the Employment Agreement, a copy of which is included in this Current Report as Exhibit 10.1 and incorporated herein by this reference).  The options shall have a term of 10 years and may be exercised to the extent vested, (i) by Ms. Eyraud at any time during such 10-year period, if Ms. Eyraud’s employment is terminated Without Cause or For Good Reason or due to Disability or if the employment term expires and Ms. Eyraud does not continue to be employed by the Company, (ii) by Ms. Eyraud’s personal representative within one (1) year following the date of Ms. Eyraud’s death, if Ms. Eyraud’s employment with the Company is terminated due to Ms. Eyraud’s death, and (iii) by Ms. Eyraud, if Ms. Eyraud’s employment terminates for any other reason (other than the expiration of the employment term) by Ms. Eyraud, within ninety (90) days following Ms. Eyraud’s termination of employment.

Equity Issuance

Subsequent to June 30, 2009, the Company issued 2,500,000 common shares to an investor for cash totaling $50,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with the Company's operations.

Warrant and Share Cancellation-Purell

Purell and Margrit International Enterprises, Inc., which is now called Marani Spirits, Inc., are parties to a Consulting Agreement dated November 1, 2007 (the "Consulting Agreement"). Warrants (10,000,000) were issued in consideration of services, purportedly performed by Purell under the Consulting Agreement and related to the merger of a subsidiary of the Company in and to MEl, pursuant to which MEl became a wholly-owned subsidiary of the Company  and the Shares were issued in anticipation of Purell assisting the Company with receiving approximately $10,000,000 of equity financing. However, no equity financing was arranged by Purell for the Company. Therefore the warrants were not validly issued since the Company did not receive adequate consideration for the issuance of those warrants.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, it has come to the Company's attention that Purell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purell was not a registered broker-dealer, the various agreements between Purell and the Company (including the Consulting Agreement) relating to Purell raising financing for the Company are voidable. The Company has requested its transfer agent to cancel the 21,297,309 common shares (issued May 30, 2009 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purell pursuant to this agreement.

Warrant Cancellation-Continental Advisors

Continental Advisors (CA) acted as the placement agent for a private placement of Convertible Debentures issued by Margrit Enterprises International, Inc. pursuant to a Letter Agreement effective as of October 12, 2007. Pursuant to a merger which occurred a number of months after the day of the placement, a subsidiary of the Company merged with and into MEl and MEl became a wholly-owned subsidiary of the Company. As part of the Merger, the Warrants became exercisable into shares of the Company's Common Stock.

It has come to the Company's attention that CA was not fully licensed and authorized under applicable European securities regulations to serve as the placement agent in the Placement and therefore was not entitled to receive compensation for serving in that capacity. CA did not disclose those facts to the Company in the Letter Agreement. CA misrepresented to the Company, CA's authority to serve as the placement agent for the Placement. The Warrants were issued as compensation for CA's purported services in the Placement. Therefore, the Warrants should not have been issued to CA. The Company has requested its transfer agent to cancel the 3,890,000 warrants issued (2,375,000 issued on May 1, 2008 at $.25 and 1,515,000 at issued on June 4, 2008 at $.35) pursuant to this agreement.

Secured Note Payable

On July 28, 2009, the Company obtained a short term loan in the principal amount of $200,000 from an individual lender.  The loan is secured by all the Company's unsecured assets. The loan term matures on November 24, 2009, and the principal amount of the loan accrues simple interest at the rate of eight (8%) percent per annum.  Interest is payable monthly in arrears and principal is payable in three monthly installments of five thousand ($5,000) dollars with a final payment of one hundred eighty five thousand ($185,000) dollars at maturity.