Form 10-K/A
period 2008-06-30
Marani Brands, Inc.
filed 2009-11-03
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB / A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

❒TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

333-123176
(Commission file number)

Marani Brands, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2008579
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA  91605
(Address of principal executive offices)

(818) 503-5200
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ❒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ❒No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB  or  any amendment to this Form 10-KSB. ❒

Indicate by check mark whether the issuer is a shell company as defined in Rule 12b-2 of the Exchange Act. ❒ Yes   ☒ No

The issuer had revenues of $168,058 for the fiscal year ended June 30, 2008.

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 10, 2008 was $85,524,448, based on the price at which the common stock was sold on that date.

As of March 24, 2008, the issuer had 174,506,796 shares of common stock outstanding.

 AMENDMENT TO THIS FORM 10-KSB
FOR THE YEAR ENDED JUNE 30, 2008

Management of the Company has amended our Form 10-KSB after our determination that the following amendments are appropriate for our Form 10-KSB for the year ended June 30, 2008, filed October 14, 2008:

• We amended Item 1 (Description of Business) to restate the April 2008 merger transaction between the Company and Margrit Enterprises International, Inc. to apply reverse merger accounting, rather than the purchase method, and to clarify our disclosure of the merger transaction and our pre and post merger business activities.

• We have amended Item 5 (Recent Sales of Unregistered Securities) to clarify and reclassify the total number of shares of common stock the Company issued during the year ended June 30, 2008  The total aggregate of shares of common stock issued by the Company during this period has not been changed.

• We have amended Item 6 (Management’s Discussion and Analysis) to disclose the effects of the differences for the change in accounting treatments from the purchase method to reverse merger accounting as a result of a correction of an error, with respect to our disclosure of revenues, other income or expense, net loss, loss per share applicable to holders of our common stock, and cash flows.

• We have amended our financial reporting to apply reverse merger accounting, rather than purchase method accounting, to the April 2008 merger transaction.

• We have amended Note 4 to our financial statements to describe the April 2008 merger transaction between the Company and Margrit Enterprises International, Inc. as a reverse merger, rather than as an asset purchase, and to disclose the simultaneous sale of our subsidiary FFB Australia to our former CEO.

• We have amended Note 12 to our financial statements to disclose our change of accounting treatment from transactional costs related to the merger transaction from capitalization to a charge to earnings as a result of a correction of an error.

• We have added Note 15 (Restatement) to our restated financial statements for the year ended June 30, 2008 to present the adjustments that have been made to our original Form 10-KSB for this period, as filed on October 14, 2008, as a result of the reverse merger accounting treatment of the merger transaction.

• In addition, we have made the following changes to correct (i) the inclusion of a beneficial holder of our common stock based upon a miscalculation of shares beneficially held by that holder, and (ii) the non-inclusion of a beneficial owner of our common stock based upon the computation of shares beneficially held as a group:

Section 16(a) compliance disclosure on page 19 and

Beneficial Owners disclosure on page 21.

 We have amended Note 14 (Subsequent Events) to restate and expand our disclosure.

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

MEI was incorporated in December 2001 and, since its inception, has been an ongoing business engaged in the importation and sale of alcoholic beverage products, primarily Marani® Vodka Spirit, its flagship product.

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

• By virtue of this “subsidiary merger,” both companies continue to have a separate existence, with MEI becoming a wholly owned subsidiary of the Company.

•  Each share of MEI held by its stockholders pre merger was automatically exchanged for that number of shares of the Company, determined by dividing 100,0000,000 by the 10,000,000 issued and outstanding shares of MEI existing before either merger, effecting a 10 for 1 exchange ratio

•  On April 7, 2008, the Company issued 100,000,000 shares of its common stock to the pre merger stockholders of MEI, and the 10,0000,000 shares of MEI held by MEI’s stockholders pre merger were cancelled

•  The Company thereby holds 100% of the shares of MEI by virtue of (i) the cancellation of the MEI shares held pre subsidiary merger by MEI stockholders that were exchanged for 100,000,000 of the Company’s shares and (ii) the MEI shares that were converted from FFBI Merger Sub Corp. shares held by the Company pre forward merger, which remain outstanding and continue to be held by the Company, as the total issued and outstanding shares of MEI, post merger

•  Since MEI operated an ongoing business and since the Company had pre merger business operations that were not pursued by the Company post merger, this subsidiary merger transaction constituted a “reverse merger”

The acquisition of MEI by the Company was completed by the merger of the Company’s wholly-owned subsidiary, FFBI Merger Sub Corp. with and into MEI, with MEI remaining as the surviving entity and wholly-owned subsidiary of the Company.    The net effect of these transactions was a reverse merger of the Company with MEI.  MEI subsequently changed its name to Marani Spirits, Inc., and continues to be the operational arm of the Company.

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

Our Business and Products

Prior to the Company’s merger with MEI, our only business was that of its wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which is engaged in the development of overall wellness programs for the workplace in Australia.

Subsequent to the merger transaction with MEI, the Company’s primary business is the business of MEI in the distribution of wine and spirit products manufactured in Armenia. In the future the Company may add alcohol beverage products manufactured in other countries.

The Company’s signature product is Marani Vodka Spirit, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka Spirit is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Marani Vodka Spirit was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, and the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008.

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

To compete in the highly competitive market for premium alcoholic beverages, Marani Brand’s marketing and business plan is focused on maintaining and expanding its channels of distribution and enhancing brand recognition for Marani Brand’s premium vodka product through its recent rebranding, advertising, promotional and distributor relations efforts. Some of these efforts include:

•	The engagement of Paul Fuegner, formerly of Skyy Vodka, to head our marketing efforts
•	The engagement of Juggernaut Advertising Agency

•	The engagement of surveying firms to obtain data on product placement
•	Major redesign and rebranding of Marani Vodka Spirit, including a new bottle

•	Major redesign of the company’s web presence
•	Primary production and preparation for the upcoming launch of a new advertising campaign

•	An effort to trademark the Marani name worldwide

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

The bottles for Marani Vodka Spirit are currently manufactured in China by Universal Group Co., Ltd. and shipped to Armenia to be filled at Eraskh. Other suppliers of bottles are available to the Company at competitive market rates, should we need additional quantities or should our arrangement with Universal Group Co., Ltd. no longer be available.

Distribution and Dependence on Limited Customers

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka Spirit is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants.  We intend to enter into arrangements with other distributors to maximize its coverage in the United States. The Company also is in the process of identifying appropriate distributors of Marani Vodka Spirit in Italy, Switzerland, Monaco, Germany, Mexico, the Middle East and parts of Asia.

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

During the year ended June 30, 2008, the Company issued 98,223,752 shares of our common stock, as set forth below.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with our operations.

• 41,179,121 shares to private investors for cash totaling $7,814,000;
• 937,339 shares to existing Marani shareholders for the MEI reverse merger, at a recorded value of $0;
• 11,686,670 shares to Officers for services totaling $140,240;
• 1,281,797 shares to unaffiliated parties services totaling $82,449;
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

Our signature product is Marani Vodka Spirit, a premium vodka which is manufactured exclusively for us in Armenia. Marani Vodka Spirit is made from winter wheat harvested in Armenia, distilled three times, aged in oak barrels lined with honey and skimmed dried milk, then filtered twenty-five times. Bottling of the product occurs at the Eraskh distillery in Armenia. Our vodka was awarded the gold medal in the International Spirit Competition, held in San Francisco, California, in both 2004 and 2007, the 5 Diamond Award by the American Academy of Hospitality and Sciences in March 2008, and was officially launched in August 2006.

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

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka Spirit is in retailers such as Ralphs, Safeway, Vons, Pavilions, and Dominicks, and in Southern California locations such as Ritz-Carlton Hotels, Marriott Hotels, Spago Restaurants and Lawry's Restaurants.

The Company intends to, and is currently in negotiations with, other distributors  to reach arrangements to maximize distribution of its products in the United States. The Company also is in the process of identifying appropriate distributors of Marani Vodka Spirit in Italy, Switzerland, Monaco, Germany, Mexico, and parts of Asia.

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

 Results of Operations for the Year Ended June 30, 2008 Compared to Year ended June 30 2007

Revenues

	2008	2007	$ Change	% Change
Revenues	$168,058	$173,663	$(5,605)	(3.2%)

The decrease in our revenues reflects a major rebranding of the Marani Vodka Spirit product including a major new advertising campaign.  We plan to increase our revenues during 2008 - 2009 by developing and augmenting our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base.

Cost of Sales

	2008	% of Revenues	2007	% of Revenues	$Change	% Change
Product costs	$48,809	29.0%	$57,838	33.3%	$(9,029)	(15.6%)

The decreases in cost of sales and cost of sales as a percentage of revenues are the result of business efficiencies in the branding, marketing and distribution of wine and spirit products manufactured in Armenia.

Operating Expenses

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing & Advertising	$812,704	483.6%	$311,300	179.3%	$501,404	161.1%
General and administrative (Restated)	$2,624,566	1,561.7%	$298,956	172.1%	$2,325,610	777.9%
Stock Based Compensation (Restated)	$222,689	132.5%	$0	0.0%	$222,689

Total (Restated)	$3,659,959	2,177.8%	$610,256	351.40%	$3,049,703	499.7%

Marketing and Advertising

The increase in marketing and advertising expenses is the result of a major rebranding of the Marani Vodka Spirit product including a major new advertising campaign.  As a percentage of revenues, the high cost of marketing and expenses reflects our aggressive efforts to increase market share for our products in the United States from a small sales base.  We expect marketing and advertising expenses to increase as we continue to build the company infrastructure. We anticipate, however, that the expense as a percentage of revenue will be reduced due to revenue growth.

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

Other Income (Expense)

The direct offering expenses were booked in connection with the $1,130,923 cash paid, and $10,648,654 value of the common stock issued in payment of these expenses in connection with the merger transaction.

The increase in interest expense is primarily the result of our obligations under a long term SBA loan having a balance due at June 30, 2008 of $249,816, having an interest rate of 8.25%, and our accrual of interest on a short term note in the amount $80,495 having an interest rate of 15%.

Net Loss

We reported a net loss in 2008 of $15,336,813 compared with a net loss of $536,109 in 2007. There were several factors that gave rise to our losses in 2008 and 2007. Most significant is the 11,779,577 that we booked as direct offering expenses.  In addition, we had a significant increase in operating expenses in developing our administrative and operating infrastructure, developing new and existing sales channels and for our for marketing programs.  Marketing expenses included a major rebranding of our primary product, Marani Vodka Spirit, the costs of retention of an advertising agency, Juggernaut, and preparation and primary shooting of a major advertising campaign, a complete redesign of the Company’s web presence, hiring of a surveying firm to generate marketing data regarding the placement of our product, and other major expenses involved in the enhancement and positioning of the Marani brand. As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize.

Loss per Common Share Applicable to Common Stockholders

Our basic loss per common share applicable to common stockholders in 2008 was $(0.12) compared with a basic loss per common share applicable to common stockholders in 2007 of $(0.01).  Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 60,491,610 for the year ended 2007 to 130,290,491 for the year ended June 30, 2008.  The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, including the shares issued by the accounting acquiree to the accounting acquirer, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, and (iii) the issuance of common stock for direct offering services.

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

A major factor in the Company’s net losses, as set forth above, was the recent investments by the Company in expanded operations and a marketing campaign relating to its primary product, Marani Vodka Spirit. Management believes that these expenses are necessary to expand the business of the Company.

We currently have monthly working capital needs of approximately $156,000.  This amount is expected to increase in 2008-2009, primarily due to the following factors:

• continued expansion of our administrative and operational infrastructure in connection with anticipated increase in our business activities, and

• continued expansion of our marketing and sales programs.

External Sources of Liquidity:

During the year ended June 30, 2008, we received proceeds of $7,814,000 from the sale of common stock. In addition, we issued shares of our common stock in payment of

• $82,449 for services rendered by third parties,

• $140,240 for services rendered by Officers,

• $10,648,654 for direct offering services.

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

Information about Our Cash Flows

Cash provided by (used in):	2008	2007	$ Change	% Change
Operating activities (Restated)	$(4,790,236)	$(502,773)	$(4,287,463)	852.8%
Investing activities (Restated)	$(2,329)	$-	$(2,329)
Financing activities (Restated)	$7,217,617	$536,590	$(6,681,027)	1,245.1%

Cash provided by or used in our operating, investing and financing activities is the result of increased operating costs after the April 2008 merger transaction.  The net increase in cash used in operating activities of $4,790,236 is due primarily to the increase in our net loss in 2008, which included $11,779,577 in direct offering costs associated with the merger transaction.  In addition, the net loss was attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above. In addition, cash used by our operating activities increased as a result of changes in stock based compensation during 2008 by $222,689, compared to $0 for the same period in 2007.  Changes in accounts payable contributed to an increase in cash used by operating activities of $59,645 in 2008, as compared to contributing to an increase of $42,660 for 2007.  Changes in accrued expenses contributed to a decrease in cash used by operating activities of $214,046 for 2008, as compared to contributing to a decrease of $50,149 for 2007.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the year ended June 30, 2008, and we had to rely on private placement financing to cover operating expenses.

Cash used in the year ended June 30, 2008 in our investing activities was $2,329 for purchase of property and equipment, compared to $0 for the same period in 2007.

Net cash provided by our financing activities for the year ended June 30, 2008 was $7,217,617.  Net cash provided by financing activities for the same period in 2007 was $536,590, for a net increase of $6,681,027.  The increase in 2008 is mainly attributable to proceeds received from the sale of our common stock of $7,814,000.

These financial numbers as reported include both the pre-merger and the post-merger operations of Marani Spirits, Inc.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 7 Financial Statements

The consolidated financial statements for the years ended June 30, 2008 and 2006 are contained on Pages F-1 to F-25 that follow.

Item 8 Changes in and Disagreements with Accountants and Accounting Financial Disclosures

None

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a re-review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the end of the 2008 fiscal year and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of June 30, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of June 30, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the year ended June 30, 2008, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

Material Weakness

We have examined our financial and transactional information collection processes, and have determined that, where events during the reporting period have delayed the collection process and the immediate “closing” of our financial position for the reporting period, we have not had appropriate time to make effective decisions regarding the accuracy of our required disclosures.  Specifically, the Form 10-KSB for the year ended June 30, 2008 was our first report subsequent to the April 2008 merger transaction, which transaction represented a change for the Company and its management in the acquiring company’s fiscal year from a calendar year to a June 30 fiscal year. The proximity of the merger transaction to our new fiscal year end resulted in insufficient time to close our fourth quarter books or to enable management to fully analyze the transaction and its impact on the Company’s financial reporting and disclosures.  The impact of the foregoing resulted in management’s incorrect view that the accounting treatment of the merger transaction in our Form 10-KSB for the June 30, 2008 year end was appropriate.

Remediation

Based on the review and analysis set forth above, we have concluded that our controls and procedures needed to be revised to ensure that the information required to be disclosed by us in the reports we file is timely accumulated and communicated to management to allow for considered and appropriate decisions regarding both the collection of information and an analysis of the accounting treatment afforded the information collected. .  In response to this conclusion, we have designed and implemented processes of collecting financial and transactional information on a more expeditious and priority basis, with the goal of “closing” our quarterly and annual financial positions to allow for the timely analysis, review and audits by our auditors, and management’s decisions regarding our required informational and accounting treatment disclosures.

These processes include the calendaring of target dates for the following:

• collection of financial information
• analysis of the completeness of information collected
• review and analysis of debt
• review and analysis of assets
• review and analysis of revenues
• review and analysis of expenses, by category
• review and analysis of our statement of equity
• finalization of general ledger and subsidiary reports for the reporting period
• reconciliation of reports
• review and analysis of events subsequent to the closing of the last reporting period, and
• preparation of preliminary and final financial statements for review or audit by our auditors

These processes will also include where appropriate the increased and early utilization of accounting and legal service providers to resolve any matters concerning disclosure or accounting issues.

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

Changes in internal controls

We have designed and implemented processes of collecting financial and transactional information on a more expeditious basis with the goal of “closing” our quarterly and annual financial positions to allow for timely analysis, review and audits by our auditors and management decisions regarding our required disclosure..

Item 8B. Other Information

None

PART II

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

Purrell Partners LLC 2224 Main Street Santa Monica, CA 90405	Beneficial Owner of more than ten percent of our common stock registered under Section 12 of the Exchange Act	Failed to file Form 13

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our top three highest paid executive officers:
	Principal Position			**All Other Compensation
Name		Year Ended	*Salary $		***Total
Margrit Eyraud	CEO	6-30-2008	180,000	12,144	192,144
Ani Kevorkian	CFO	6-30-2008	177,000	12,144	189,144
Ara Zartarian	COO	6-30-2008	178,000	16,008	194,008

*	Salary reported on an annualized basis.

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

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Purrell Partners LLC 2224 Main Street Santa Monica, CA 90405	42,594,616(2)	25% (4)
Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	35,333,330 (3)	20.81% (4)
Common	RBC Dexia Investor Services Bank S.A. Luxembourg c/o Bank Julius Baer & Co. Ltd Hohlstrasse 602, Zurich, Switzerland, CH-8010 Investor	14,000,000	8.24%(4)
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	18,203,340 (3)	10.72% (4)
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	10,843,330 (3)	6.39% (4)

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

(2)	As a group including Zoltar Investments Ltd; Dojo Enterprises, LLC; Parkway, LLC; Grecian, LLC; Ford Group, LLC; Route 32 LLC; Purrell Partners LLC
(3)	Common Stock shares issued in connection with merger April 2008.

(4)	Percentage calculated based on 169,743,752 shares of common stock issued and outstanding

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (3)
Common	Margrit Eyraud c/o 13152 Raymer Street North Hollywood, CA 91605	35,333,330	(2)	20.81%
Common	Ani Kevorkian c/o 13152 Raymer Street North Hollywood, CA 91605	18,203,340	(2)	10.72%
Common	Ara Zartarian c/o 13152 Raymer Street North Hollywood, CA 91605	10,843,330	(2)	6.39%
Total		64,380,000	(2)	37.92%

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

3.5	By-Laws filed on August 1, 2005with Amendment No. 3 to Form SB-2 registration statement, incorporated herein by reference.
4.1	Form of Warrant Agreement for Investors, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
10.1	Employment Agreement for Margrit Eyraud, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.2	Employment Agreement for Ara Zartarian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.3	Employment Agreement for Ani Kevorkian, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.4	2008 Stock Option Plan filed with the SEC on May 21, 2008 as an exhibit to Form S-8, incorporated herein by reference.
10.5	Exclusive Distribution Agreement with Eraskh Winery Ltd., dated November 27, 2002, filed with the SEC on April 14, 2008 as an exhibit to Form 8-K, incorporated herein by reference.
10.6	Amendment to Exclusive Distribution Agreement with Eraskh Winery Ltd., dated November 13, 2007, filed herewith.
10.7	Letter of Intent to Purchase Eraskh Winery Ltd., dated December 15, 2007, filed herewith.
10.8	Credit Line Agreement
31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a), filed herewith
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a) filed herewith
32.1	Certifications of CEO, 18 U.S.C. Sec. 1350, filed herewith
32.2	Certifications of CFO, 18 U.S.C. Sec. 1350, filed herewith
99.1	Current Report on Form 8-K, re: Management Changes, as filed with the SEC on October 7, 2008, incorporated herein by reference

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

MARANI BRANDS, INC.

Date: November 2, 2009
By:  /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Chairman

Date: November 2, 2009

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

As referred to in Note 15 to the financial statements, the company has restated these financial statements for a correction of an error.

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

Gruber & Company, LLC Saint Louis, Missouri

October 12, 2009 (Restated)

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet
RESTATED

	June 30,
	2008	2007
Assets
Current Assets
Cash & Equivalents	$2,460,663	$35,611
Accounts Receivable	29,661	16,261
Inventory	77,307	78,018
Total Current Assets	2,567,631	129,890

Property & Equipment, Net	5,510	4,640
Deposits	35,255	10,255

Total Assets	$2,608,396	$144,785

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$260,894	$178,961
Accrued Expenses	94,063	38,036
Accrued Derivative Liability	-	104,135
Notes Payable	80,495	204,355
Notes Payable Related Party	-	251,160
Total Current Liabilities	435,452	776,647

Non-Current Liabilities
Notes Payable	249,816	249,816
Total Non-Current Liabilities	249,816	249,816

Total Liabilities	$685,268	1,026,463

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 169,743,752 and 71,520,000 shares issued and outstanding, respectively	$169,744	$71,520
Additional Paid-in Capital	19,427,799	840,680
Accumulated Deficit	(17,674,415)	(1,793,878)
Total Stockholders' Equity (Deficit)	1,923,128	(881,678)

Total Liabilities & Stockholders' Equity (Deficit)	$2,608,396	$144,785

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
RESTATED

	For the Twelve Months Ended
	June 30,
	2008	2007

Sales	$168,058	$173,663

Cost of Sales	48,809	57,838

Gross Profit	119,249	115,825

Operating Expenses
Marketing and Sales Promotion	812,704	311,300
General & Administrative	2,847,255	298,956
Total Operating Expenses	3,659,959	610,256

Operating Income (Loss)	$(3,540,710)	$(494,431)

Other Income (Expense)
Other Income	-	4,040
Direct Offering Costs	(11,779,577)	-
Interest Income	10,471	-
Interest Expense	(161,132)	(45,718)
Derivative Expense	104,135	-
Total Other Income (Expense)	(11,826,103)	(41,678)

Net Income (Loss) Before Income Taxes	$(15,366,813)	$(536,109)

Provision for Income Taxes	-	-

Net Income (Loss)	$(15,366,813)	$(536,109)

Net Income per Share
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)

Number of Shares Used in Per Share Calculations
Basic	130,290,491	60,491,610
Diluted	130,290,491	60,491,610

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
RESTATED

	Common Stock
	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2006	55,160,000	$55,160	$448,040	$(1,257,769)	(754,569)
Common Stock Issued to Investors for Cash	16,360,000	16,360	392,640	-	409,000
Net Loss	-	-	-	(536,109)	(536,109)
Balance at June 30, 2007	71,520,000	$71,520	$840,680	$(1,793,878)	$(881,678)
Common Stock Issued to Investors for Cash	41,179,121	41,179	7,772,821	-	7,814,000
Common Stock Issued to Officers for Services	11,686,670	11,687	128,553	-	140,240
Common Stock Issued for Services	1,281,797	1,282	81,167	-	82,449
Recapitalization for Reverse Merger-FFBI Shares	937,339	937	(937)	-	-
Common Stock Issued for Direct Offering Costs	43,138,825	43,139	10,605,515	-	10,648,654
Negative Equity of FFBI charged to Retained Earnings	-	-	-	(513,724)	(513,724)
Net Loss	-	-	-	(15,366,813)	(15,366,813)
Balance at June 30, 2008	169,743,752	$169,744	$19,427,799	$(17,674,415)	$1,923,128

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
RESTATED

	For the Year Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(15,366,813)	$(536,109)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	222,689	-
Derivative Expense	(104,135)	3,236
Common Stock Issued for Direct Offering Costs	10,648,654	-
Depreciation & Amortization	1,459	1,459

Changes in operating assets and liabilities:
Accounts Receivable	(13,400)	3,274
Inventory	711	32,856
Deposits	(25,000)	-
Other	-	-
Accounts Payable	59,645	42,660
Accrued Expenses	(214,046)	(50,149)

Net Cash Used in Operating Activities	(4,790,236)	(502,773)

Cash Flows from Investing Activities
Property and Equipment	(2,329)	-

Net Cash Used in Investing Activities	(2,329)	-

Cash Flows from Financing Activities
Notes Payable	(327,739)	102,860
Notes Payable Related Parties	(268,644)	24,730
Common Stock Issued for Cash	7,814,000	409,000

Net Cash Provided by Financing Activities	7,217,617	536,590

Net Increase (Decrease) in Cash	2,425,052	33,817

Cash Beginning of Period	35,611	1,794

Cash End of Year	$2,460,663	$35,611

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$161,132	$45,718
Cash Paid during the period for income taxes	800	800

The accompanying notes are an integral part of these financial statements

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the Company as a going concern. However, as of June 30, 2008, the Company has an accumulated deficit of $17,674,415 and incurred a net loss for the year ended June 30, 2008 of $15,366,813. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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
RESTATED

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

•
For the year ended June 30, 2007, the number of shares outstanding was the income of the legal acquiree (MEI) attributable to common shareholders (100%), multiplied by the legal acquiree’s historical weighted average number of common shares outstanding (6,049,161),  multiplied by the exchange ratio established in the acquisition agreement (10:1).

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
RESTATED

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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended June 30, 2008 and 2007, as a result of net operating losses incurred during the periods. As of June 30, 2008, the Company has available approximately $17,700,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At June 30, 2008, the Company has a deferred tax asset of approximately $7,000,000 relating to the Company's net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the Code by virtue of the merger outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	June 30,
	2008	2007

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Significant components of the Company's deferred tax assets at June 30, 2008 and 2007, are as follows:

	June 30,
	2008	2007

Net Operating Loss Carryforward	$7,039,719	$714,502

Valuation Allowance	(7,039,719)	(714,502)

Net Deferred Tax Asset	$-	$-

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
RESTATED

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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

Note 5 - Inventories

At June 30, 2008 and 2007, inventories are comprised of bottles/cases of Marani Vodka, and other various spirits, available for resale totaled $77,307 and $79.502, respectively.

Note 6 - Property and Equipment

At June 30, 2008 and 2007, property and equipment is comprised of the following:

	June 30,
	2008	2007

Property & Equipment	$6,969	$64,666

Less: Accumulated Depreciation	(1,459)	(31,804)

Net Property & Equipment	$5,510	$4,640

During the years ended June 30, 2008 and 2007, the Company recorded depreciation and amortization expense of $1,459 and $1,459, respectively.

Note 7 – Accrued Expenses

At June 30, 2008 and 2007, accrued expenses consist of the following:

	June 30,
	2008	2007

Accrued Payroll and Taxes	$31,266	17,855
Credit Cards Payable	6,318	20,181
Accrued Audit Fees	15,000	-
Accrued Legal Fees	25,000	-
Other Accrued Expenses	16,479	-
Total Accounts Payable and Accrued Expenses	$94,063	$38,036

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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

Note 9 – Convertible Debentures

On December 18, 2007, MEI issued a one year Convertible Debentures to investors in a private placement, in the aggregate amount of $3,500,000. Upon the completion of the merger the entire principal balance of the Convertible Debenture, by their terms, automatically converted into 14,000,000 shares of the Company’s common stock.

Note 10 – Warrants

During the period ended June 30, 2008, the company issued warrants to pre-merger bridge note holders. The following is a summary of share purchase warrants for the year ended June 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2006	-	$-
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2007	-	$-
Granted	39,720,000	$0.32
Forfeited	-	$-
Exercised	(10,100,000)	$0.35
Outstanding June 30, 2008	29,620,000	$0.32

	Number of
Expiry	Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
	29,620,000	$0.32

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

The fair value of the share purchase warrants as of June 30, 2008 was $0, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	2.75%
Expected Volatility	60.00%
Expected Life (in years average)	4.00

Note 11 – Derivative Liability and Expense

The owners of MEI originally had a beneficial rate, 50% of market, with respect to stock conversions.  This derivative liability was eliminated as part of the Merger which totaled $104,135.

Note 12 - Stockholders’ Equity

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of June 30, 2008, the Company had 169,743,752 shares of Common Stock issued and outstanding.

During the year ended June 30, 2008, the Company issued a total of 98,223,752 shares of which 41,179,121 shares were issued for cash totaling $7,814,000; 11,686,670 shares were issued to Officers for services totaling $140,240; 1,281,797 shares were issued for to non-affiliated parties for services totaling $82,449; 937,339 shares were issued to Marani shareholders in the reverse merger totaling $0; and 43,138,825 shares were issued for direct offering costs totaling $10,648,654.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED
Note 14 - Subsequent Events

Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.

Notes Payable

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

Equity

Subsequent to June 30, 2008 the Company issued a total of 14,15,000 common shares of which 2,700,000 shares were issued for cash totaling $70,000; 5,038,044 shares were issued to Officers for services totaling $2,085,652; and 6,420,000 shares were issued for to non-affiliated parties for services totaling $1,304,100. In addition, on June 17, 2009, the Company  received $60,000 under a stock purchase agreement under which a total of 461,539 shares are to be issued to an accredited investor.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED
Note 15- Restatement

The previously issued financial statements have been restated to accurately reflect the combination of FFBI and MEI in April 2008 as a reverse merger (see Note 4). Management determined that the original application of the purchase method was not in accordance with U.S. GAAP and that the reverse merger method was the appropriate method. The following financial statements line items were affected by the restatement:

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2008
	As Originally Stated	Adjustments		As Restated
Assets
Current Assets
Cash & Equivalents	$2,460,663	$-		$2,460,663
Accounts Receivable	29,661	-		29,661
Inventory	77,307	-		77,307
Total Current Assets	2,567,631	-		2,567,631

Property & Equipment, Net	5,510	-		5,510
Deposits	35,255	-		35,255
Goodwill and Intangibles	3,861,280	(3,861,280)	A	-

Total Assets	$6,469,676	$(3,861,280)		$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$260,894	$-		$260,894
Accrued Expenses	94,063	-		94,063
Notes Payable	80,495	-		80,495
Total Current Liabilities	435,452	-		435,452

Non-Current Liabilities
Notes Payable	249,816	-		249,816
Total Non-Current Liabilities	249,816	-		249,816

Total Liabilities	$685,268	$-		$685,268

Commitments & Contingencies	-	-		-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	169,744	-		169,744
Additional Paid-in Capital	22,629,079	(3,201,280)	A	19,427,799
Direct Offering Costs	(11,779,577)	11,779,577	B	-
Accumulated Deficit	(5,234,838)	(12,439,577)	A/B/C	(17,674,415)
Total Stockholders' Equity (Deficit)	5,784,408	(3,861,280)		1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$6,469,676	$(3,861,280)		$2,608,396

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	June 30, 2008
	As Originally Stated	Adjustments		As Restated

Sales	$168,058	$-		$168,058

Cost of Sales	48,809	-		48,809

Gross Profit	119,249	-		119,249

Operating Expenses
Marketing and Sales Promotion	812,704	-		812,704
General & Administrative	2,631,530	215,725	A/C	2,847,255
Stock Based Compensation	69,449	(69,449)	C	-
Total Operating Expenses	3,513,683	146,276		3,659,959

Operating Income (Loss)	$(3,394,434)	$(146,276)		$(3,540,710)

Other Income (Expense)
Direct Offering Costs	-	(11,779,577)	B	(11,779,577)
Interest Income	10,471	-		10,471
Interest Expense	(161,132)	-		(161,132)
Derivative Expense	104,135	-		104,135
Total Other Income (Expense)	(46,526)	(11,779,577)		(11,826,103)

Net Income (Loss) Before Income Taxes	$(3,440,960)	$(11,925,853)		$(15,366,813)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(3,440,960)	$(11,925,853)		$(15,366,813)

Net Income per Share
Basic	$(0.11)	$(0.01)		$(0.12)
Diluted	$(0.11)	$(0.01)		$(0.12)

Number of Shares Used in Per Share Calculations
Basic	30,922,000	99,368,491		130,290,491
Diluted	30,922,000	99,368,491		130,290,491

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	June 30, 2007
	As Originally Stated	Adjustments		As Restated

Sales	$173,663	$-		$173,663

Cost of Sales	57,838	-		57,838

Gross Profit	115,825	-		115,825

Operating Expenses
Marketing and Sales Promotion	311,300	-		311,300
General & Administrative	294,956	4,000	C	298,956
Stock Based Compensation	4,000	(4,000)	C	-
Total Operating Expenses	610,256	-		610,256

Operating Income (Loss)	$(494,431)	$-		$(494,431)

Other Income (Expense)
Other Income	4,040	-		4,040
Interest Expense	(45,718)	-		(45,718)
Total Other Income (Expense)	(41,678)	-		(41,678)

Net Income (Loss) Before Income Taxes	$(536,109)	$-		$(536,109)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(536,109)	$-		$(536,109)

Net Income per Share
Basic	$(5.79)	$5.78	A	$(0.01)
Diluted	$(5.79)	$5.78	A	$(0.01)

Number of Shares Used in Per Share Calculations
Basic	92,539	60,399,071	A	60,491,610
Diluted	92,539	60,399,071	A	60,491,610

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

As Originally Stated
	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Subscriptions Receivable	Direct Offering Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2006	1,000,000	$1,000	83,894	$83	$514,117	$(12,000)	$-	$(1,257,769)	$(754,569)
Common Stock Issued to Investors for Cash	-	-	13,500	14	151,986	-	-	-	152,000
Compensation for Extending Terms of Stock Options	-	-	-	-	4,000	-	-	-	4,000
Cash Received for Stock Subscriptions	-	-	-	-	-	12,000	-	-	12,000
Effect of Reverse Merger	-	-	-	-	241,000	-	-		241,000
Net Loss	-	-	-	-	-	-	-	(536,109)	(536,109)
Balance at June 30, 2007	1,000,000	$1,000	97,394	$97	$911,103	$-	$-	$(1,793,878)	$(881,678)
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	-	-	5,736	6	28,674	-	-	-	28,680
Issuance of Shares to Officer in Settlement of Debt	-	-	90,000	90	393,446	-	-	-	393,536
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	(1,000,000)	(1,000)	200,000	200	(200)	-	-	-	(1,000)
Common Stock Issued to Investors for Cash	-	-	25,930,000	25,930	7,476,570	-	-	-	7,502,500
Founder Shares Issued to Marani Shareholders for Merger	-	-	100,000,000	100,000	-	-	-	-	100,000
Cash Paid for Direct Offering Services	-	-	-	-	-	-	(1,130,923)	-	(1,130,923)
Common Stock Issued for Services	-	-	281,797	282	70,167	-	-	-	70,449
Common Stock Issued for Direct Offering Services	-	-	43,138,825	43,139	10,605,515	-	(10,648,654)	-	-
Effect of Reverse Merger	-	-	-	-	3,143,804	-	-	-	3,143,804
Net Loss	-	-	-	-	-	-	-	(3,440,960)	(3,440,960)
Balance at June 30, 2008	-	$-	169,743,752	$169,744	$22,629,079	$-	$(11,779,577)	$(5,234,838)	$5,784,408

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

Adjustments
	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Subscriptions Receivable	Direct Offering Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2006	(1,000,000)	$(1,000)	55,076,106	$55,077	$(66,077)	$12,000	$-	$-	$-	A
Common Stock Issued to Investors for Cash	-	-	16,346,500	16,346	240,654	-	-	-	257,000	A
Compensation for Extending Terms of Stock Options	-	-	-	-	(4,000)	-	-	-	(4,000)	A
Cash Received for Stock Subscriptions	-	-	-	-	-	(12,000)	-	-	(12,000)	A
Effect of Reverse Merger	-	-	-	-	(241,000)	-	-		(241,000)	A
Net Loss	-	-	-	-	-	-	-	-	-
Balance at June 30, 2007	(1,000,000)	$(1,000)	71,422,606	$71,423	$(70,423)	$-	$-	$-	$-
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	-	-	(5,736)	(6)	(28,674)	-	-	-	(28,680)	A
Issuance of Shares to Officer in Settlement of Debt	-	-	(90,000)	(90)	(393,446)	-	-	-	(393,536)	A
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	1,000,000	1,000	(200,000)	(200)	200	-	-	-	1,000	A
Common Stock Issued to Investors for Cash	-	-	15,249,121	15,249	296,251	-	-	-	311,500	A
Founder Shares Issued to Marani Shareholders for Merger	-	-	(100,000,000)	(100,000)	-	-	-	-	(100,000)	A
Cash Paid for Direct Offering Services	-	-	-	-	-	-	1,130,923	-	1,130,923	B
Common Stock Issued to Officers for Services	-	-	11,686,670	11,687	128,553	-	-	-	140,240	A
Common Stock Issued for Services	-	-	1,000,000	1,000	11,000	-	-	-	12,000	A
Shares Issued to Marani Shareholders in Reverse Merger	-	-	937,339	937	(937)	-	-	-	-	A
Common Stock Issued for Direct Offering Costs	-	-	-	-	-	-	10,648,654	-	10,648,654	B
Effect of Reverse Merger	-	-	-	-	(3,143,804)	-	-	(513,724)	(3,657,528)	A
Net Loss	-	-	-	-	-	-	-	(11,925,853)	(11,925,853)	A/B/C
Balance at June 30, 2008	-	$-	-	$-	$(3,201,280)	$-	$11,779,577	$(12,439,577)	$(3,861,280)

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

As Restated
	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In-Capital	Subscriptions Receivable	Direct Offering Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2006	-	$-	55,160,000	$55,160	$448,040	$-	$-	$(1,257,769)	(754,569)
Common Stock Issued to Investors for Cash	-	-	16,360,000	16,360	392,640	-	-	-	409,000
Effect of Reverse Merger	-	-	-	-	-	-	-		-
Negative Equity of FFBI charged to Retained Earnings	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(536,109)	(536,109)
Balance at June 30, 2007	-	$-	71,520,000	$71,520	$840,680	$-	$-	$(1,793,878)	$(881,678)
Common Stock Issued to Investors for Cash	-	-	41,179,121	41,179	7,772,821	-	-	-	7,814,000
Common Stock Issued to Officers for Services	-	-	11,686,670	11,687	128,553	-	-	-	140,240
Common Stock Issued for Services	-	-	1,281,797	1,282	81,167	-	-	-	82,449
Shares Issued to Marani Shareholders in Reverse Merger	-	-	937,339	937	(937)	-	-	-	-
Common Stock Issued for Direct Offering Costs	-	-	43,138,825	43,139	10,605,515	-	-	-	10,648,654
Negative Equity of FFBI charged to Retained Earnings	-	-	-	-	-	-	-	(513,724)	(513,724)
Net Loss	-	-	-	-	-	-	-	(15,366,813)	(15,366,813)
Balance at June 30, 2008	-	$-	169,743,752	$169,744	$19,427,799	$-	$-	$(17,674,415)	$1,923,128

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2008
	As Originally Stated	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income (Loss)	$(3,440,960)	$(11,925,853)	$(15,366,813)	A/B

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	69,449	153,240	222,689	A
Derivative Expense	(104,135)	-	(104,135)
Common Stock Issued for Direct Offering Costs	-	10,648,654	10,648,654	B
Depreciation & Amortization	1,459	-	1,459

Changes in operating assets and liabilities:
Accounts Receivable	(13,400)	-	(13,400)
Inventory	711	-	711
Deposits	(25,000)	-	(25,000)
Accounts Payable	81,933	(22,288)	59,645	A
Accrued Expenses	56,027	(270,073)	(214,046)	A
Deferred Revenue	-	-	-

Net Cash Used in Operating Activities	(3,373,916)	(1,416,320)	(4,790,236)

Cash Flows from Investing Activities
Property and Equipment	(2,329)	-	(2,329)
Goodwill and Intangibles	(3,861,280)	3,861,280	-	A

Net Cash Used in Investing Activities	(3,863,609)	3,861,280	(2,329)

Cash Flows from Financing Activities
Notes Payable	398,356	(726,095)	(327,739)	A
Notes Payable Related Parties	(251,160)	(17,484)	(268,644)	A
Effect of Reverse Merger	3,143,804	(3,143,804)	-	A
Direct Offering Costs	(1,130,923)	1,130,923	-	B
Common Stock Issued for Cash	7,502,500	311,500	7,814,000	A

Net Cash Provided by Financing Activities	9,662,577	(2,444,960)	7,217,617

Net Increase (Decrease) in Cash	2,425,052	-	2,425,052

Cash Beginning of Period	35,611	-	36,751

Cash End of Year	$2,460,663	$-	$2,461,803

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$161,132	$-	$161,132
Cash Paid during the period for income taxes	800	-	800

Supplemental Disclosure of Non-Cash Items:
Exercise of Stock Options for partial Settlement of Note Payable to Principal Stockholder	28,680	(28,680)	-	A
Issuance of Shares to Officer in Settlement of Debt	393,536	(393,536)	-	A
Issuance of Shares to Officer to Restore Voting Rights on Undesignated Preferred Shares	(1,000)	1,000	-	A
Founder Shares Issued to Marani Shareholders for Merger	100,000	(100,000)	-	A

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended June 30, 2007
	As Originally Stated	Adjustments	As Restated
Cash Flows from Operating Activities
Net Income (Loss)	$(536,109)	$-	$(536,109)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	4,000	(4,000)	-	A
Derivative Expense	3,236	-	3,236
Common Stock Issued for Direct Offering Costs	-	-	-
Depreciation & Amortization	1,459	-	1,459

Changes in operating assets and liabilities:
Accounts Receivable	3,274	-	3,274
Inventory	32,856	-	32,856
Accounts Payable	42,660	-	42,660
Accrued Expenses	(50,149)	-	(50,149)
Deferred Revenue	-	-	-

Net Cash Used in Operating Activities	(498,773)	(4,000)	(502,773)

Cash Flows from Financing Activities
Notes Payable	102,860	-	102,860
Notes Payable Related Parties	24,730	-	24,730
Effect of Reverse Merger	241,000	(241,000)	-	A
Stock Subscriptions Received	12,000	(12,000)	-	A
Common Stock Issued for Cash	152,000	257,000	409,000	A

Net Cash Provided by Financing Activities	532,590	4,000	536,590

Net Increase (Decrease) in Cash	33,817	-	33,817

Cash Beginning of Period	1,794	-	1,889

Cash End of Year	$35,611	$-	$35,706

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$45,718	$-	$45,718
Cash Paid during the period for income taxes	800	-	800

Supplemental Disclosure of Non-Cash Items:
Compensation for Extending Terms of Stock Options	$4,000	$(4,000)	$-	A

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESTATED

Restatement Adjustments

(A) Reflects the restatement of the combination of FFBI and MEI in April 2008 as a reverse merger (see Note 4).

(B) Reflects the  treatment of Direct Offering Costs as an expense versus a deferral.

(C) Reflects the reclassification of Stock Based Compensation to General and Administrative Costs.