Form 10-Q/A
period 2009-03-31
Marani Brands, Inc.
filed 2009-11-04
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
(Address of Principal Executive Offices) (Zip Code)

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

  AMENDMENT TO THIS FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

Management of the Company has amended our Form 10-Q after our determination that the following amendments are appropriate for our Form 10-Q for the period ended March 31, 2009, filed May 15, 2009.

• We amended Note 1 (Description of Business) to restate the April 2008 merger transaction between the Company and Margrit Enterprises International, Inc. to apply reverse merger accounting, rather than the purchase method, and to clarify our disclosure of the merger transaction and our pre and post merger business activities.

• We have amended Item 2 (Management’s Discussion and Analysis) to disclose the effects of the differences for the change in accounting treatments from the purchase method to reverse merger accounting as a result of a correction of an error, with respect to our disclosure of expenses including stock based compensation, which have been reclassified as a General and Administrative expense.

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

• We have amended Note 11 to our financial statements to disclose our change of accounting treatment from transactional costs related to the merger transaction from capitalization to a charge to earnings as a result of a correction of an error.

• We have added Note 14 (Restatement) to our restated financial statements for the year ended March 31, 2009 to present the adjustments that have been made to our original Form 10-Q for this period, as filed on May 15, 2009 as a result of the reverse merger accounting treatment of the merger transaction.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of Marani Brands, Inc. included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in Marani Brands, Inc.'s Annual Report on Form 10-KSB/A for the year ended June 20, 2008.

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

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
RESTATED

	UNAUDITED
	March 31,	June 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$1,150,660	$2,460,663
Accounts Receivable	83,638	29,661
Inventory	374,576	77,307
Total Current Assets	1,608,874	2,567,631

Property & Equipment, Net	4,505	5,510
Deposits	10,255	35,255

Total Assets	$1,623,634	$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$516,370	$260,894
Accrued Expenses	106,867	94,063
Notes Payable	1,280,495	80,495
Total Current Liabilities	1,903,732	435,452

Non-Current Liabilities
Notes Payable	123,565	249,816
Total Non-Current Liabilities	123,565	249,816

Total Liabilities	$2,027,297	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 174,606,796 and 169,743,752 shares issued and outstanding, respectively	174,607	169,744
Additional Paid-in Capital	21,917,088	19,427,799
Accumulated Deficit	(22,495,358)	(17,674,415)
Total Stockholders' Equity (Deficit)	(403,663)	1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$1,623,634	$2,608,396

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED & RESTATED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales	$81,443	$36,872	$192,205	$122,086

Cost of Sales	55,341	59,465	116,874	85,460

Gross Profit	26,102	(22,593)	75,331	36,626

Operating Expenses
Marketing and Sales Promotion	156,378	168,392	969,709	814,545
General & Administrative	537,776	573,418	3,930,947	1,595,179
Total Operating Expenses	694,154	741,810	4,900,656	2,409,724

Operating Income (Loss)	$(668,052)	$(764,403)	$(4,825,325)	$(2,373,098)

Other Income (Expense)
Interest Income	7,390	608	22,473	4,268
Interest Expense	(12,009)	(10,135)	(18,091)	(61,500)
Total Other Income (Expense)	(4,619)	(9,527)	4,382	(57,232)

Net Income (Loss) Before Income Taxes	$(672,671)	$(773,930)	$(4,820,943)	$(2,430,330)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(672,671)	$(773,930)	$(4,820,943)	$(2,430,330)

Net Income per Share
Basic	$(0.00)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.03)

Number of Shares Used in Per Share Calculations
Basic	174,556,796	96,828,335	137,303,398	91,544,995
Diluted	174,556,796	96,828,335	137,303,398	91,544,995

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED & RESTATED

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of March 31, 2009, the Company has an accumulated deficit of $22,495,358 and incurred a net loss for the nine months ended March 31, 2009, of $4,820,943. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended March 31, 2009 and June 30, 2008, as a result of net operating losses incurred during the periods. As of March 31, 2009, the Company has available approximately $10,100,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At March 31, 2009 and June 30, 2008, the Company has a deferred tax asset of approximately $8,960,000 and $7,000,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	March 31,	June 30,
	2009	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Significant components of the Company's deferred tax assets at March 31, 2009 and June 30, 2008, are as follows:

	March 31,	June 30,
	2009	2008

Net Operating Loss Carryforward	$8,959,901	$7,039,719

Valuation Allowance	(8,959,901)	(7,039,719)

Net Deferred Tax Asset	$-	$-

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

Under the Merger Agreement, as additional consideration for the merger transactions, the Company issued, at Closing, the following: (i) 42,594,616 shares of the Company’s common stock to Purrell Partners, LLC, or its assigns (the "Purell Group") and (ii) a Warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share to the Purell Group.

Following the Closing, the Company, in a private placement to investors, issued an aggregate of 15,120,000 shares of common stock, along with warrants to purchase an additional 15,120,000 shares of common stock at $0.35 per share.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

At March 31, 2009 and June 30, 2008, property and equipment is comprised of the following:

	March 31,	June 30,
	2009	2008

Property & Equipment	$6,969	$6,969

Less: Accumulated Depreciation	(2,464)	(1,459)

Net Property & Equipment	$4,505	$5,510

During the nine months ended March 31, 2009 and 2008, the Company recorded depreciation and amortization expense of $1,005 and $730, respectively.

Note 7 – Accrued Expenses

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

Note 10 – Warrants

The following is a summary of share purchase warrants for period ended December31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding March 31, 2009	29,620,000	$0.32

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

Expected Dividend Yield	0%
Risk Free Interest Rate	2.75%
Expected Volatility	60.00%
Expected Life (in years average)	2

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Note 11 - Stockholders’ Equity

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

Direct Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of June 30, 2008, the Company had incurred ($1,130,923) in cash direct offering costs and issued 43,138,825 shares for direct offering costs totaling ($10,648,654). These costs were associated with follow on financing agreements with Continental Advisors and Purell Partners detailed in Note 12.  These shares were valued at market value.

Note 12– Commitments & Contingencies

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Note 13 - Subsequent Events

There were no subsequent events

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
Note 14- Restatement

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

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet

	June 30, 2008
	As Originally Stated	Adjustments		As Restated
Assets
Current Assets
Cash & Equivalents	$2,460,663	$-		$2,460,663
Accounts Receivable	29,661	-		29,661
Inventory	77,307	-		77,307
Total Current Assets	2,567,631	-		2,567,631

Property & Equipment, Net	5,510	-		5,510
Deposits	35,255	-		35,255
Goodwill and Intangibles	3,861,280	(3,861,280)	A	-

Total Assets	$6,469,676	$(3,861,280)		$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$260,894	$-		$260,894
Accrued Expenses	94,063	-		94,063
Notes Payable	80,495	-		80,495
Total Current Liabilities	435,452	-		435,452

Non-Current Liabilities
Notes Payable	249,816	-		249,816
Total Non-Current Liabilities	249,816	-		249,816

Total Liabilities	$685,268	$-		$685,268

Commitments & Contingencies	-	-		-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	169,744	-		169,744
Additional Paid-in Capital	22,629,079	(3,201,280)	A	19,427,799
Direct Offering Costs	(11,779,577)	11,779,577	B	-
Accumulated Deficit	(5,234,838)	(12,439,577)	A/B	(17,674,415)
Total Stockholders' Equity (Deficit)	5,784,408	(3,861,280)		1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$6,469,676	$(3,861,280)		$2,608,396

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet

	March 31, 2009
	As Originally Stated	Adjustments		As Restated
Assets
Current Assets
Cash & Equivalents	$1,150,660	$-		$1,150,660
Accounts Receivable	83,638	-		83,638
Inventory	374,576	-		374,576
Total Current Assets	1,608,874	-		1,608,874

Property & Equipment, Net	4,505	-		4,505
Deposits	10,255	-		10,255
Goodwill and Intangibles	3,861,280	(3,861,280)	A	-

Total Assets	$5,484,914	$(3,861,280)		$1,623,634

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$516,370	$-		$516,370
Accrued Expenses	106,867	-		106,867
Notes Payable	1,280,495	-		1,280,495
Total Current Liabilities	1,903,732	-		1,903,732

Non-Current Liabilities
Notes Payable	123,565	-		123,565
Total Non-Current Liabilities	123,565	-		123,565

Total Liabilities	$2,027,297	$-		$2,027,297

Commitments & Contingencies	-	-		-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	174,607	-		174,607
Additional Paid-in Capital	25,118,368	(3,201,280)	A	21,917,088
Direct Offering Costs	(11,779,577)	11,779,577	B	-
Accumulated Deficit	(10,055,781)	(12,439,577)	A/B	(22,495,358)
Total Stockholders' Equity (Deficit)	3,457,617	(3,861,280)		(403,663)

Total Liabilities & Stockholders' Equity (Deficit)	$5,484,914	$(3,861,280)		$1,623,634

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2009
	As Originally Stated	Adjustments		As Restated

Sales	$81,443	$-		$81,443
	-
Cost of Sales	55,341	-		55,341

Gross Profit	26,102	-		26,102

Operating Expenses
Marketing and Sales Promotion	156,378	-		156,378
General & Administrative	407,776	130,000	C	537,776
Stock Based Compensation	130,000	(130,000)	C	-
Total Operating Expenses	694,154	-		694,154

Operating Income (Loss)	$(668,052)	-		$(668,052)

Other Income (Expense)
Interest Income	7,360	30		7,390
Interest Expense	(12,009)	-		(12,009)
Total Other Income (Expense)	(4,649)	30		(4,619)

Net Income (Loss) Before Income Taxes	$(672,701)	30		$(672,671)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(672,701)	30		$(672,671)

Net Income per Share
Basic	$(0.00)	$0.00		$(0.00)
Diluted	$(0.00)	$0.00		$(0.00)

Number of Shares Used in Per Share Calculations
Basic	174,556,796	-		174,556,796
Diluted	174,556,796	-		174,556,796

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Nine Months Ended
	March 31, 2009
	As Originally Stated	Adjustments		As Restated

Sales	$192,205	$-		$192,205
	-
Cost of Sales	116,874	-		116,874

Gross Profit	75,331	-		75,331

Operating Expenses
Marketing and Sales Promotion	969,709	-		969,709
General & Administrative	1,436,795	2,494,152	C	3,930,947
Stock Based Compensation	2,494,152	(2,494,152)	C	-
Total Operating Expenses	4,900,656	-		4,900,656

Operating Income (Loss)	$(4,825,325)	$-		$(4,825,325)

Other Income (Expense)
Interest Income	22,473	-		22,473
Interest Expense	(18,091)	-		(18,091)
Impairment of Acquisition	-	-		-
Derivative Expense	-	-		-
Total Other Income (Expense)	4,382	-		4,382

Net Income (Loss) Before Income Taxes	$(4,820,943)	$-		$(4,820,943)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(4,820,943)	$-		$(4,820,943)

Net Income per Share
Basic	$(0.04)	$(0.00)		$(0.04)
Diluted	$(0.04)	$(0.00)		$(0.04)

Number of Shares Used in Per Share Calculations
Basic	137,303,398	-		137,303,398
Diluted	137,303,398	-		137,303,398

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Nine Months Ended
	March, 2008
	As Originally Stated	Adjustments		As Restated

Sales	$122,086	$-		$122,086
	-
Cost of Sales	85,460	-		85,460

Gross Profit	36,626	-		36,626

Operating Expenses
Marketing and Sales Promotion	814,545	-		814,545
General & Administrative	1,519,059	76,120	C	1,595,179
Stock Based Compensation	76,120	(76,120)	C	-
Total Operating Expenses	2,409,724	-		2,409,724

Operating Income (Loss)	$(2,373,098)	$-		$(2,373,098)

Other Income (Expense)
Interest Income	4,268	-		4,268
Interest Expense	(61,500)	-		(61,500)
Total Other Income (Expense)	(57,232)	-		(57,232)

Net Income (Loss) Before Income Taxes	$(2,430,330)	$-		$(2,430,330)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(2,430,330)	$-		$(2,430,330)

Net Income per Share
Basic	$(0.03)	$-		$(0.03)
Diluted	$(0.03)	$-		$(0.03)

Number of Shares Used in Per Share Calculations
Basic	91,544,995	-		91,544,995
Diluted	91,544,995	-		91,544,995

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

Operating Expenses

Period Ending March 31	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Marketing and Advertising (3 months)	$156,378	192%	168,392	456%	12,014	7.1%
Marketing and Advertising (9 months)	$969,709	504%	814,545	667%	155,164	19%

General & administrative (3months)	$537,776	660%	573,418	1,555%	35,642	6.2%
General & administrative (9 months)	$3,930,947	2,045%	1,595,179	1,306%	2,335,768	146.4%

Total (3months)	$694,154	852%	741,810	2,011%	47,656	6.4%
Total (9 months)	$4,900,656	2,549%	2,409,724	1,973%	2,490,932	1,033%

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

Net Loss

Period Ending March 31	2009	2008	$ Change	% Change
Net Income (Loss) (3 months)	$(672,671)	(773,930)	101,259	13%
Net Income (Loss) (9 months)	(4,820,943)	(2,430,330)	2,390,613	98.3%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a re-review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended March 31, 2009 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as the period ended March 31, 2009, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended March 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended March 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period ended March 31, 2009, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:
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
Changes in internal controls

We have designed and implemented processes of collecting financial and transactional information on a more expeditious basis with the goal of “closing” our quarterly and annual financial positions to allow for timely analysis, review and audits by our auditors and management decisions regarding our required disclosure.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud served as Chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and have agreed to a severance package in connection with that early expiration. Under the terms of the severance package, Ms. Eyraud shall receive a cash payment of four hundred five thousand dollars ($405,000), payable by the Company as set forth in Note 14 to our Consolidated Financial Statements. .  Subsequently, Ms. Eyraud resumed her position as Chief Executive Officer, effective August 1, 2009.

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

Marani Brands, Inc.
(Registrant)

Date: November 3, 2009
By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: November 3, 2009
By:  /s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director