Form 10-Q/A
period 2008-09-30
Marani Brands, Inc.
filed 2009-11-10
CIK 1312623

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

AMENDMENT TO THIS FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
Management of the Company has amended our Form 10-Q after our determination that the following amendments are appropriate for our Form 10-Q for the period ended September 30, 2008, filed November 14, 2008.

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

• We have added Note 14 (Restatement) to our restated financial statements for the year period ending  September 30, 2008 to present the adjustments that have been made to our original Form 10-Q for this period, as filed on November 14, 2008 as a result of the reverse merger accounting treatment of the merger transaction.

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

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
RESTATED

	UNAUDITED
	September 30,	June 30,
	2008	2008
Assets
Current Assets
Cash & Equivalents	$1,161,752	$2,460,663
Accounts Receivable	25,340	29,661
Inventory	398,516	77,307
Total Current Assets	1,585,608	2,567,631

Property & Equipment, Net	5,160	5,510
Deposits	35,255	35,255

Total Assets	$1,626,023	$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$124,617	$260,894
Accrued Expenses	83,872	94,063
Notes Payable	80,495	80,495
Total Current Liabilities	288,984	435,452

Non-Current Liabilities
Notes Payable	124,816	249,816
Total Non-Current Liabilities	124,816	249,816

Total Liabilities	$413,800	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 169,993,752 and 169,743,752 shares issued and outstanding, respectively	169,994	169,744
Additional Paid-in Capital	19,490,049	19,427,799
Accumulated Deficit	(18,447,820)	(17,674,415)
Total Stockholders' Equity (Deficit)	1,212,223	1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$1,626,023	$2,608,396

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED & RESTATED

	For the Three Months Ended
	September 30,
	2008	2007

Sales	$21,574	$22,719

Cost of Sales	5,617	5,230

Gross Profit	15,957	17,489

Operating Expenses
Marketing and Sales Promotion	433,816	58,412
General & Administrative	362,015	73,537
Total Operating Expenses	795,831	131,949

Operating Income (Loss)	$(779,874)	$(114,460)

Other Income (Expense)
Interest Income	7,546	-
Interest Expense	(1,077)	(4,326)
Total Other Income (Expense)	6,469	(4,326)

Net Income (Loss) Before Income Taxes	$(773,405)	$(118,786)

Provision for Income Taxes	-	-

Net Income (Loss)	$(773,405)	$(118,786)

Net Income per Share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	169,868,752	64,636,500
Diluted	169,868,752	64,636,500

 The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED & RESTATED

	For the Three Months Ended September 30,
	2008	2007

Net Income (Loss)	$(773,405)	$(118,786)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	62,500	-
Depreciation & Amortization	350	730

Changes in operating assets and liabilities:
Accounts Receivable	4,321	12,924
Inventory	(321,209)	(128,943)
Accounts Payable	(136,277)	(17,553)
Accrued Expenses	(10,191)	205

Net Cash Used in Operating Activities	(1,173,911)	(251,423)

Notes Payable	(125,000)	(105,910)
Notes Payable Related Parties	-	(23,568)
Common Stock Issued for Cash	-	356,063

Net Cash Provided by Financing Activities	(125,000)	226,585

Net Increase (Decrease) in Cash	(1,298,911)	(24,838)

Cash Beginning of Period	2,460,663	35,611

Cash End of Period	$1,161,752	$10,773

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$1,077	$4,326
Cash Paid during the period for income taxes	-	-

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

Restatement

As referred to in Note 15 to the financial statements, the company has restated these financial statements for a correction of an error.

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of September 30, 2008, the Company has an accumulated deficit of $18,447,820 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Marani Brands, Inc. and its wholly subsidiaries Marani Spirits, Inc. and Great Hawk, Inc. (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.\

Cash and cash equivalents

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

Due to the reverse recapitalization transaction, for purposes of computing earnings per share:

•
For the quarter ended September 30, 2007, the number of shares outstanding was the income of the legal acquiree (MEI) attributable to common shareholders (100%), multiplied by the legal acquiree’s historical weighted average number of common shares outstanding (6,463,650),  multiplied by the exchange ratio established in the acquisition agreement (10:1).

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

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended September 30, 2008 and June 30, 2008, as a result of net operating losses incurred during the periods. As of September 30, 2008, the Company has available approximately $18,400,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At September 30, 2008 and June 30, 2008, the Company has a deferred tax assets of approximately $7,300,000 and $7,000,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	September 30,	June 30,
	2008	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at September 30, 2008 and June 30, 2008, are as follows:

	September 30,	June 30,
	2008	2008

Net Operating Loss Carryforward	$7,347,767	$7,039,719

Valuation Allowance	(7,347,767)	(7,039,719)

Net Deferred Tax Asset	$-	$-

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after June 30, 2009 through October 12, 2009, the date we issued these financial statements.  See Note 14 for the subsequent events.

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

Note 7 – Accrued Expenses

At September, 30 2008 and June 30, 2008, accrued expenses consist of the following:

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

Note 10 – Warrants

The following is a summary of share purchase warrants for period ended September 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding September 30, 2008	29,620,000	$0.32

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

The fair value of the share purchase warrants as of September 30, 2008 was $0, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	2.75%
Expected Volatility	60.00%
Expected Life (in years average)	2.4

Note 11 – Derivative Liability and Expense

The owners of MEI originally had a beneficial rate, 50% of market, with respect to stock conversions.  This derivative liability was eliminated as part of the Merger which totaled $104,135.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purrell Partners, LLC. to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purrell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the three months ended September 30, 2008 and 2007, the Company paid $ $40,000 and $0, respectively, to Purrell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the three months ended September 30, 2008 and 2007, the Company paid $0 to Continental Advisors, SA under this agreement.

Note 14 - Subsequent Events

Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the Company’s Certificate of Deposit.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Severance and Employment Agreement

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

In connection with the reappointment of Ms. Eyraud as CEO and President Ms. Eyraud and the Company entered into an Employment Agreement dated as of August 1, 2009.  The Employment Agreement provides for a four-year employment term and an initial base salary of $180,000 per annum, subject to upward adjustment annually based on the consumer price index.  Under the Employment Agreement, the Board of Directors of the Company is to consider and propose to Ms. Eyraud a bonus compensation arrangement which will provide for an incentive bonus payable to Ms. Eyraud based upon the attainment by the Company of mutually agreeable criteria.

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

Equity Issuance

Subsequent to September 30, 2008, Company issued a total of 13,908,044 common shares of which 2,700,000 shares were issued for cash totaling $70,000; 5,038,044 shares were issued to Officers for services totaling $2,085,652; and 6,170,000 shares were issued for to non-affiliated parties for services totaling $1,241,600. In addition, on June 17, 2009, the Company received $60,000 under a stock purchase agreement under which a total of 461,539 shares are to be issued to an accredited investor.

Warrant and Share Cancellation-Purrell

Purrell and Margrit International Enterprises, Inc., which is now called Marani Spirits, Inc., are parties to a Consulting Agreement dated November 1, 2007 (the "Consulting Agreement"). Warrants (10,000,000) were issued in consideration of services, purportedly performed by Purrell under the Consulting Agreement and related to the merger of a subsidiary of the Company in and to MEl, pursuant to which MEl became a wholly-owned subsidiary of the Company and the Shares were issued in anticipation of Purrell assisting the Company with receiving approximately $10,000,000 of equity financing. However, no equity financing was arranged by Purrell for the Company. Therefore the warrants were not validly issued since the Company did not receive adequate consideration for the issuance of those warrants.

In addition, it has come to the Company's attention that Purrell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purrell was not a registered broker-dealer, the various agreements between Purrell and the Company (including the Consulting Agreement) relating to Purrell raising financing for the Company are voidable. The Company has requested its transfer agent to cancel the 21,297,309 common shares (issued May 30, 2009 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purrell pursuant to this agreement.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 15- Restatement

The previously issued financial statements have been restated to accurately reflect the combination of FFBI and MEI in April 2008 as a reverse merger (see Note 4). Management determined that the original application of the purchase method was not in accordance with U.S. GAAP, and that the reverse merger method was the appropriate method.
The following financial statements line items were affected by the restatement:

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet
	June 30, 2008
	As Originally Stated	Adjustments	As Restated
Assets
Current Assets
Cash & Equivalents	$2,460,663	$-	$2,460,663
Accounts Receivable	29,661	-	29,661
Inventory	77,307	-	77,307
Total Current Assets	2,567,631	-	2,567,631

Property & Equipment, Net	5,510	-	5,510
Deposits	35,255	-	35,255
Goodwill and Intangibles	3,861,280	(3,861,280)	-

Total Assets	$6,469,676	$(3,861,280)	$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$260,894	$-	$260,894
Accrued Expenses	94,063	-	94,063
Notes Payable	80,495	-	80,495
Total Current Liabilities	435,452	-	435,452

Non-Current Liabilities
Notes Payable	249,816	-	249,816
Total Non-Current Liabilities	249,816	-	249,816

Total Liabilities	$685,268	$-	$685,268

Commitments & Contingencies	-	-	-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	169,744	-	169,744
Additional Paid-in Capital	22,629,079	(3,201,280)	19,427,799
Direct Offering Costs	(11,779,577)	11,779,577	-
Accumulated Deficit	(5,234,838)	(12,439,577)	(17,674,415)
Total Stockholders' Equity (Deficit)	5,784,408	(3,861,280)	1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$6,469,676	$(3,861,280)	$2,608,396

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30, 2008
	As Originally Stated	Adjustments		As Restated
Assets
Current Assets
Cash & Equivalents	$1,161,752	$-		$1,161,752
Accounts Receivable	25,340	-		25,340
Inventory	398,516	-		398,516
Total Current Assets	1,585,608	-		1,585,608

Property & Equipment, Net	5,160	-		5,160
Deposits	35,255	-		35,255
Goodwill and Intangibles	3,861,280	(3,861,280)	A	-

Total Assets	$5,487,303	$(3,861,280)		$1,626,023

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$124,617	$-		$124,617
Accrued Expenses	83,872	-		83,872
Notes Payable	80,495	-		80,495
Total Current Liabilities	288,984	-		288,984

Non-Current Liabilities
Notes Payable	124,816	-		124,816
Total Non-Current Liabilities	124,816	-		124,816

Total Liabilities	$413,800	$-		$413,800

Commitments & Contingencies	-	-		-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	169,994	-		169,994
Additional Paid-in Capital	22,691,329	(3,201,280)	A	19,490,049
Direct Offering Costs	(11,779,577)	11,779,577	B	-
Accumulated Deficit	(6,008,243)	(12,439,577)	A/B	(18,447,820)
Total Stockholders' Equity (Deficit)	5,073,503	(3,861,280)		1,212,223

Total Liabilities & Stockholders' Equity (Deficit)	$5,487,303	$(3,861,280)		$1,626,023

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	September 30, 2007
	As Originally Stated	Adjustments		As Restated

Sales	$22,719	$-		$22,719
	-
Cost of Sales	5,230	-		5,230

Gross Profit	17,489	-		17,489

Operating Expenses
Marketing and Sales Promotion	58,412	-		58,412
General & Administrative	73,537	-		73,537
Stock Based Compensation	-	-		-
Total Operating Expenses	131,949	-		131,949

Operating Income (Loss)	$(114,460)	$-		$(114,460)

Other Income (Expense)
Interest Income	-	-		-
Interest Expense	(4,326)	-		(4,326)
Total Other Income (Expense)	(4,326)	-		(4,326)

Net Income (Loss) Before Income Taxes	$(118,786)	$-		$(118,786)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(118,786)	$-		$(118,786)

Net Income per Share
Basic	$(0.02)	$0.02	A	$(0.00)
Diluted	$(0.02)	$0.02	A	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	6,463,650	58,172,850	A	64,636,500
Diluted	6,463,650	58,172,850	A	64,636,500

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	September 30, 2008
	As Originally Stated	Adjustments		As Restated

Sales	$21,574	$-		$21,574
	-
Cost of Sales	5,617	-		5,617

Gross Profit	15,957	-		15,957

Operating Expenses
Marketing and Sales Promotion	433,816	-		433,816
General & Administrative	299,515	62,500	C	362,015
Stock Based Compensation	62,500	(62,500)	C	-
Total Operating Expenses	795,831	-		795,831

Operating Income (Loss)	$(779,874)	$-		$(779,874)

Other Income (Expense)
Interest Income	7,546	-		7,546
Interest Expense	(1,077)	-		(1,077)
Total Other Income (Expense)	6,469	-		6,469

Net Income (Loss) Before Income Taxes	$(773,405)	$-		$(773,405)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(773,405)	$-		$(773,405)

Net Income per Share
Basic	$(0.00)	$-		$(0.00)
Diluted	$(0.00)	$-		$(0.00)

Number of Shares Used in Per Share Calculations
Basic	169,868,752	-		169,868,752
Diluted	169,868,752	-		169,868,752

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Restatement Adjustments

(A) Reflects the restatement of the combination of FFBI and MEI in April 2008 as a reverse merger (see Note 4).
(B) Reflects the treatment of Direct Offering Costs as an expense versus a deferral.
(C) Reflects the reclassification of Stock Based Compensation to General and Administrative Costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 Operating Expenses

	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing and Advertising	$433,816	2,011%	$58,412	257%	$375,404	642.7%
General and administrative	$362,015	1,678%	$73,537	323.7%	$288,478	392.3%
Total	$795,831	3,688.8%	$131,949	580.8%	$663,882	503%

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

General and Administrative

Included in our general and administrative expenses are the addition of five employees, increased travel for market development and financing activities, increased compensation for our new executive management, increased accounts payable, accrued expenses, stock based compensation and legal fees associated with the April 2008 merger transaction. Total general and administrative expenses are expected to increase as we continue to build the company infrastructure.  Subsequent to the changes caused by the 2008 merger transaction, however, we do not anticipate increased costs associated with management and expect a reduction in legal fees associated with routine business and compliance matters.  As such, management expects that our general and administrative expenses as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations.

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

Loss per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders in 2008 was $(0.00) compared with an identical basic loss per common share applicable to common stockholders in 2007.  Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 64,636,500 for the year period ending September 30, 2007 to 169,868,752 for the same period in 2008.  The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, (iii) the issuance of common stock for direct offering services, and (iv) the issuance of common stock for other services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2008 Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a re-review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended September 30, 2008 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as the period ended September 30, 2008, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended September 30, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended September 30, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period September 30, 2008, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

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

Changes in internal controls

We have designed and commenced the implementaion of collecting financial and transactional information on a more expeditious basis with the goal of “closing” our quarterly and annual financial positions to allow for timely analysis, review and audits by our auditors and management decisions regarding our required disclosure.

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

Marani Brands, Inc.
(Registrant)

Date: November 9, 2009                                                        By:  /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: November 9, 2009
  By: /s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director