Form 10-Q/A
period 2008-12-31
Marani Brands, Inc.
filed 2009-11-12
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 333-123176

Marani Brands, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-2008579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13152 Raymer Street, Suite 1A
North Hollywood, CA  91605
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

AMENDMENT TO THIS FORM 10-Q/A
FOR THE PERIOD ENDED DECEMBER 31, 2008

Management of the Company has amended our Form 10-Q after our determination that the following amendments are appropriate for our Form 10-Q for the period ended December 31, 2008, filed February 17, 2009.

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

• We have added Note 14 (Restatement) to our restated financial statements for the period ended December 31, 2008 to present the adjustments that have been made to our original Form 10-Q for this period, as filed on February 17, 2009 as a result of the reverse merger accounting treatment of the merger transaction.

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

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
RESTATED

	UNAUDITED
	December 31,	June 30,
	2008	2008
Assets
Current Assets
Cash & Equivalents	$1,167,236	$2,460,663
Accounts Receivable	28,126	29,661
Inventory	306,179	77,307
Total Current Assets	1,501,541	2,567,631

Property & Equipment, Net	4,855	5,510
Deposits	35,255	35,255

Total Assets	$1,541,651	$2,608,396

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$216,882	$260,894
Accrued Expenses	80,450	94,063
Notes Payable	980,495	80,495
Total Current Liabilities	1,277,827	435,452

Non-Current Liabilities
Notes Payable	124,816	249,816
Total Non-Current Liabilities	124,816	249,816

Total Liabilities	$1,402,643	$685,268

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 174,506,796 and 169,743,752 shares issued and outstanding, respectively	174,507	169,744
Additional Paid-in Capital	21,787,188	19,427,799
Accumulated Deficit	(21,822,687)	(17,674,415)
Total Stockholders' Equity (Deficit)	139,008	1,923,128

Total Liabilities & Stockholders' Equity (Deficit)	$1,541,651	$2,608,396

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED & RESTATED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales	$89,188	$17,058	$110,762	$39,777

Cost of Sales	55,916	10,306	61,533	15,536

Gross Profit	33,272	6,752	49,229	24,241

Operating Expenses
Marketing and Sales Promotion	379,515	470,918	813,331	529,330
General & Administrative	3,031,156	804,375	3,393,171	877,912
Total Operating Expenses	3,410,671	1,275,293	4,206,502	1,407,242

Operating Income (Loss)	$(3,377,399)	$(1,268,541)	$(4,157,273)	$(1,383,001)

Other Income (Expense)
Other Income	-	3,225	-	3,225
Interest Income	7,537	3,660	15,083	3,660
Interest Expense	(5,005)	(38,386)	(6,082)	(42,712)
Total Other Income (Expense)	2,532	(31,501)	9,001	(35,827)

Net Income (Loss) Before Income Taxes	$(3,374,867)	$(1,300,042)	$(4,148,272)	$(1,418,828)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(3,374,867)	$(1,300,042)	$(4,148,272)	$(1,418,828)

Net Income per Share
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Number of Shares Used in Per Share Calculations
Basic	172,250,274	85,468,335	172,125,274	72,626,834
Diluted	172,250,274	85,468,335	172,125,274	72,626,834

 The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED & RESTATED

	For the Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$(4,148,272)	$(1,418,828)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	2,364,152	76,120
Depreciation & Amortization	655	730

Changes in operating assets and liabilities:
Accounts Receivable	1,535	8,225
Inventory	(228,872)	(46,057)
Deposits	-	(1,175,000)
Accounts Payable	(44,012)	(59,258)
Accrued Expenses	(13,613)	-

Net Cash Used in Operating Activities	(2,068,427)	(2,614,068)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	1,389

Net Cash Used in Investing Activities	-	1,389

Cash Flows from Financing Activities
Notes Payable	775,000	(53,860)
Convertible Debenture	-	3,500,000
Notes Payable Related Parties	-	(87,210)
Common Stock Issued for Cash	-	361,500

Net Cash Provided by Financing Activities	775,000	3,720,430

Net Increase (Decrease) in Cash	(1,293,427)	1,107,751

Cash Beginning of Period	2,460,663	35,611

Cash End of Year	$1,167,236	$1,143,362

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$6,082	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 1 – Organization, Business & Operations

History

The Company was incorporated in Nevada on May 30, 2001 , under the name Elli Tsab, Inc., which was subsequently changed to Patient Data Corporation, and thereafter to Fit for Business, Inc.  On March 10, 2008, the Company changed its name from Fit for Business, Inc. to Marani Brands, Inc.  On March 31, 2008, the common stock underwent a 1-for-250 reverse stock split, and commenced trading on the Over the Counter Bulletin Board under the new symbol “MRIB”.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2008, the Company has an accumulated deficit of $21,822,687 and has yet to be profitable. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Due to the reverse recapitalization transaction, for purposes of computing earnings per share:

For the three months ended December 31, 2007, the number of shares outstanding was the income of the legal acquiree (MEI) attributable to common shareholders (100%), multiplied by the legal acquiree’s historical weighted average number of common shares outstanding (8,546,835), multiplied by the exchange ratio established in the acquisition agreement (10:1).

For the six months ended December 31, 2007, the number of shares outstanding was the income of the legal acquiree (MEI) attributable to common shareholders (100%), multiplied by the legal acquiree’s historical weighted average number of common shares outstanding (7,262,683), multiplied by the exchange ratio established in the acquisition agreement (10:1).

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the six months ended December 31, 2008 and 2007 was $123,817 and $74,717, respectively.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2008 and June 30, 2008, as a result of net operating losses incurred during the periods. As of December 31, 2008, the Company has available approximately $21,800,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December, 2008 and June 30, 2008, the Company has a deferred tax assets of approximately $8,700,000 and $7,000,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,	June 30,
	2008	2008

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at December 31, 2008 and June 30, 2008, are as follows:

	December 31,	June 30,
	2008	2008

Net Operating Loss Carryforward	$8,691,976	$7,039,719

Valuation Allowance	(8,691,976)	(7,039,719)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the six months ended December 31, 2008 and 2007.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Under the Merger Agreement, as additional consideration for the merger transactions , the Company issued, at Closing, the following: (i) 42,594,616 shares of the Company’s common stock to Purrell Partners, LLC, or its assigns (the "Purrell Group") and (ii) a Warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share to the Purrell Group.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Note 6 - Property and Equipment

At December 31, 2008 and June 30, 2008, property and equipment is comprised of the following:

	December 31,	June 30,
	2008	2008

Property & Equipment	$6,969	$6,969

Less: Accumulated Depreciation	(2,114)	(1,459)

Net Property & Equipment	$4,855	$5,510

During the six months ended December 31, 2008 and 2007, the Company recorded depreciation and amortization expense of $655 and $730, respectively.

Note 7 – Accrued Expenses

At December 31, 2008 , and June 30, 2008, accrued expenses consist of the following:

	December 31,	June 30,
	2008	2008

Accrued Payroll and Taxes	$30,524	$31,266
Credit Cards aden M```Payable	29,926	22,797
Accrued Professional Fees	20,000	40,000
Total Accounts Payable and Accrued Expenses	$80,450	$94,063

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

Note 10 – Warrants

The following is a summary of share purchase warrants for period ended December 31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding December 31, 2008	29,620,000	$0.32

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The fair value of the share purchase warrants as of December 31, 2008 was $0, which was determined using the Black-Scholes option value model with the following assumptions:

December 31,
2007
Expected Dividend Yield	0.00%
Risk Free Interest Rate	2.75%
Expected Volatility	60.00%
Expected Life (in years average)	2.2

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

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of December 31, 2008, the Company had 174,506,796 shares of Common Stock issued and outstanding.

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

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purrell Partners, LLC. to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purrell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the six months ended December 31, 2008 and 2007, the Company paid $ $100,000 and $40,000, respectively, to Purrell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the six months ended December 31, 2008 and 2007, the Company paid $0 and $525,000 to Continental Advisors, SA, respectively, under this agreement.

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the six months ended December 31, 2008 and 2007 , the Company paid $0 to Continental Advisors, SA under this agreement.

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

One hundred fifty thousand dollars ($150,000) on October 1, 2008;
Seventy five thousand dollars ($75,000) on January 30, 2009;
Seventy five thousand dollars ($75,000) on March 31, 2009; and
One hundred five thousand dollars ($105,000) on June 30, 2009

In addition:

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

Equity Issuance

Subsequent to December 31, 2008, Company issued a total of 9,395,000 common shares of which 2,700,000 shares were issued for cash totaling $70,000; 1,125,000 shares were issued to Officers for services totaling $90,000; and 5,570,000 shares were issued for to non-affiliated parties for services totaling $935,600. In addition, on June 17, 2009, the Company received $60,000 under a stock purchase agreement under which a total of 461,539 shares are to be issued to an accredited investor.

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

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheet

	December 31, 2008
	As Originally Stated	Adjustments		As Restated
Assets
Current Assets
Cash & Equivalents	$1,167,236	$-		$1,167,236
Accounts Receivable	28,126	-		28,126
Inventory	306,179	-		306,179
Total Current Assets	1,501,541	-		1,501,541

Property & Equipment, Net	4,855	-		4,855
Deposits	35,255	-		35,255
Goodwill and Intangibles	3,861,280	(3,861,280)	A	-

Total Assets	$5,402,931	$(3,861,280)		$1,541,651

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$216,882	$-		$216,882
Accrued Expenses	80,450	-		80,450
Notes Payable	980,495	-		980,495
Total Current Liabilities	1,277,827	-		1,277,827

Non-Current Liabilities
Notes Payable	124,816	-		124,816
Total Non-Current Liabilities	124,816	-		124,816

Total Liabilities	$1,402,643	$-		$1,402,643

Commitments & Contingencies	-	-		-

Stockholders' Equity (Deficit)
Preferred Stock
Common Stock	174,507	-		174,507
Additional Paid-in Capital	24,988,468	(3,201,280)	A	21,787,188
Direct Offering Costs	(11,779,577)	11,779,577	B	-
Accumulated Deficit	(9,383,110)	(12,439,577)	A/B	(21,822,687)
Total Stockholders' Equity (Deficit)	4,000,288	(3,861,280)		139,008

Total Liabilities & Stockholders' Equity (Deficit)	$5,402,931	$(3,861,280)		$1,541,651

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	December 30, 2008
	As Originally Stated	Adjustments		As Restated

Sales	$89,188	$-		$89,188
	-
Cost of Sales	55,916	-		55,916

Gross Profit	33,272	-		33,272

Operating Expenses
Marketing and Sales Promotion	379,515	-		379,515
General & Administrative	729,504	2,301,652	C	3,031,156
Stock Based Compensation	2,301,652	(2,301,652)	C	-
Total Operating Expenses	3,410,671	-		3,410,671

Operating Income (Loss)	$(3,377,399)	-		(3,377,399)

Other Income (Expense)
Interest Income	7,537	-		7,537
Interest Expense	(5,005)	-		(5,005)
Total Other Income (Expense)	2,532	-		2,532

Net Income (Loss) Before Income Taxes	$(3,374,867)	-		(3,374,867)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(3,374,867)	-		(3,374,867)

Net Income per Share
Basic	$(0.02)	$-		$(0.02)
Diluted	$(0.02)	$-		$(0.02)

Number of Shares Used in Per Share Calculations
Basic	172,250,274	-		172,250,274
Diluted	172,250,274	-		172,250,274

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Six Months Ended
	December 30, 2008
	As Originally Stated	Adjustments		As Restated

Sales	$110,762	$-		$110,762
	-
Cost of Sales	61,533	-		61,533

Gross Profit	49,229	-		49,229

Operating Expenses
Marketing and Sales Promotion	813,331	-		813,331
General & Administrative	1,029,019	2,364,152	C	3,393,171
Stock Based Compensation	2,364,152	(2,364,152)	C	-
Total Operating Expenses	4,206,502	-		4,206,502

Operating Income (Loss)	$(4,157,273)	$-		$(4,157,273)

Other Income (Expense)
Interest Income	15,083	-		15,083
Interest Expense	(6,082)	-		(6,082)
Impairment of Acquisition	-	-		-
Derivative Expense	-	-		-
Total Other Income (Expense)	9,001	-		9,001

Net Income (Loss) Before Income Taxes	$(4,148,272)	$-		$(4,148,272)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(4,148,272)	$-		$(4,148,272)

Net Income per Share
Basic	$(0.02)	$-		$(0.02)
Diluted	$(0.02)	$-		$(0.02)

Number of Shares Used in Per Share Calculations
Basic	172,125,274	-		172,125,274.00
Diluted	172,125,274	-		172,125,274.00

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	December 30, 2007
	As Originally Stated	Adjustments		As Restated

Sales	$17,058	$-		$17,058
	-
Cost of Sales	10,306	-		10,306

Gross Profit	6,752	-		6,752

Operating Expenses
Marketing and Sales Promotion	470,918	-		470,918
General & Administrative	728,255	76,120	C	804,375
Stock Based Compensation	76,120	(76,120)	C	-
Total Operating Expenses	1,275,293	-		1,275,293

Operating Income (Loss)	$(1,268,541)	-		(1,268,541)

Other Income (Expense)
Other Income	3,225	-		3,225
Interest Income	3,660	-		3,660
Interest Expense	(38,386)	-		(38,386)
Total Other Income (Expense)	(31,501)	-		(31,501)

Net Income (Loss) Before Income Taxes	$(1,300,042)	-		(1,300,042)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(1,300,042)	-		(1,300,042)

Net Income per Share
Basic	$(0.15)	$0.14	A	$(0.02)
Diluted	$(0.15)	$0.14	A	$(0.02)

Number of Shares Used in Per Share Calculations
Basic	8,546,834	76,921,501	A	85,468,335
Diluted	8,546,834	76,921,501	A	85,468,335

Marani Brands, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Six Months Ended
	December 30, 2007
	As Originally Stated	Adjustments		As Restated

Sales	$39,777	$-		$39,777
	-
Cost of Sales	15,536	-		15,536

Gross Profit	24,241	-		24,241

Operating Expenses
Marketing and Sales Promotion	529,330	-		529,330
General & Administrative	801,792	76,120	C	877,912
Stock Based Compensation	76,120	(76,120)	C	-
Total Operating Expenses	1,407,242	-		1,407,242

Operating Income (Loss)	$(1,383,001)	$-		$(1,383,001)

Other Income (Expense)
Other Income	3,225	-		3,225
Interest Income	3,660	-		3,660
Interest Expense	(42,712)	-		(42,712)
Total Other Income (Expense)	(35,827)	-		(35,827)

Net Income (Loss) Before Income Taxes	$(1,418,828)	$-		$(1,418,828)

Provision for Income Taxes	-	-		-

Net Income (Loss)	$(1,418,828)	$-		$(1,418,828)

Net Income per Share
Basic	$(0.17)	$0.15	A	$(0.02)
Diluted	$(0.17)	$0.15	A	$(0.02)

Number of Shares Used in Per Share Calculations
Basic	8,258,834	64,368,000	A	72,626,834
Diluted	8,258,834	64,368,000	A	72,626,834

Restatement Adjustments

(A)	Reflects the restatement of the combination of FFBI and MEI in April 2008 as a reverse merger (see Note 4).

(B)	Reflects the treatment of Direct Offering Costs as an expense versus a deferral.

(C)	Reflects the reclassification of Stock Based Compensation to General and Administrative Costs.

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2008 included in our Annual Report on Form 10-KSB/A for the year ended June 30, 2008.

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

 Operating Expenses

Period Ending December 31	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Marketing and Advertising (3 months)	$379,515	425.5%	$470,918	2,760%	$91,403	19.4%
Marketing and Advertising (6 months)	$813,331	734.4%	$529,330	1,330%	$284,001	53.6%

General & administrative (3months)	$3,031,156	3,398%	$804,375	4,715.5%	$2,226,781	276.8%
General & administrative (6 months)	$3,393,171	3,063.4%	$877,912	2,207%	$2,515,259	286.5%

Total (3months)	$3,410,681	3,824%	$1,275,293	7,476%	$2,318,184	181.7%
Total (6months)	$4,206,502	3,797%	$1,413,242	3,552%	$2,799,260	198%

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

General and Administrative

Included in our general and administrative expenses are the addition of five employees, increased travel for market development and financing activities, increased compensation for our new executive management, increased accounts payable, stock based compensation, accrued expenses and legal fees associated with the April 2008 merger transaction. Total general and administrative expenses are expected to increase as we continue to build the company infrastructure.  Subsequent to the changes caused by the 2008 merger transaction, however, we do not anticipate increased costs associated with management and expect a reduction in legal fees associated with routine business and compliance matters.  As such, management expects that our general and administrative expenses as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations.

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

Loss per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders in 2008 was $(0.02) compared with an identical basic loss per common share applicable to common stockholders for the same period in 2007. Because we experienced net losses in 2008 and 2007, all potential common share issuances resulting from the exercise of options and warrants would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 72,626,834 for the period ending December 13, 2007 to 172,125,274 for the six month period ending December 31, 2008.  The increase is attributed primarily to the issuance of our common stock in connection with (i) the MEI reverse merger, (ii) additional equity financing activities contemporaneous with and subsequent to the merger, (iii) the issuance of common stock for direct offering services, (iv) the issuance of common stock for other services, and (v) common stock issued for stock based compensation.

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

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by a Certificate of Deposit.   At December 31, 2008, the balance due on this credit line was $900,000.

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

Cash provided by or used in our operating, investing and financing activities is the result of the change in our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities of is due primarily to the increase in our net loss in the period ending December 31, 2008 of $773,405 compared to a net loss of $1,418,828 for the same period in 2007.  Such net loss was primarily attributable to a change in core business, and increased spending for marketing and operations by the Company, as set forth above.  The increase in our net loss was offset by increased changes in stock based compensation during 2008 by $2,364,452, compared to $76,120 for the same period in 2007.  Changes in accounts payable contributed to a decrease in cash used by operating activities of $44,012 in 2008, as compared to $59,258 for 2007.  Changes in inventory contributed to an increase in cash used by operating activities of $228,872 for 2008, compared to contributing to an increase of $46,057 for 2007.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending December 31, 2008, and we had to rely on private placement financing to cover operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2008. Disclosure controls and procedures are those   controls and procedures designed to provide reasonable assurance   that   the   information required to be disclosed in our Exchange Act filings is   (1)   recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s   rules and forms , and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a re-review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended December 31, 2008 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as the period ended December 31, 2008, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended December 31, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period December 31, 2008, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

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

Marani Brands, Inc.
(Registrant)

Date: November 10, 2009	By:	/s/ Margit Eyraud
Margit Eyraud
Chief Executive Officer, President
Director

Date: November 10, 2009		/s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director