Form 10-Q
period 2009-09-30
Marani Brands, Inc.
filed 2009-11-16
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The issuer had 183,853,335 shares of common stock outstanding as of November 16, 2009.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of Marani Brands, Inc. included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in Marani Brands, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2009.

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2009, and for all periods presented, not misleading, have been made.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2010.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED
	September 30,	June 30,
	2009	2009
Assets
Current Assets
Cash & Equivalents	$1,094,965	$1,116,460
Accounts Receivable	126,192	138,541
Inventory	158,525	170,518
Prepaid Expenses & Other Current Assets	30,130	30,130
Total Current Assets	1,409,812	1,455,649

Deposits	10,255	10,255

Total Assets	$1,420,067	$1,465,904

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$642,122	$632,819
Accrued Expenses	300,259	453,816
Line of Credit	999,556	999,556
Notes Payable	649,586	330,495
Derivative Liability	252,302	246,501
Total Current Liabilities	2,843,825	2,663,187

Non-Current Liabilities
Notes Payable	-	124,680
Total Non-Current Liabilities	-	124,680

Total Liabilities	$2,843,825	$2,787,867

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 180,891,796 and 181,401,796 shares issued and outstanding, respectively	180,892	181,402
Additional Paid-in Capital	22,465,072	22,825,893
Stock Subscriptions Payable	110,000	60,000
Accumulated Deficit	(24,179,722)	(24,389,258)
Total Stockholders' Equity (Deficit)	(1,423,758)	(1,321,963)

Total Liabilities & Stockholders' Equity (Deficit)	$1,420,067	$1,465,904

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended
	September 30,
	2009	2008

Sales	$106,737	$21,574

Cost of Sales	50,370	5,617

Gross Profit	56,367	15,957

Operating Expenses
Marketing and Sales Promotion	74,225	433,816
General & Administrative	(243,722)	362,015
Total Operating Expenses	(169,497)	795,831

Operating Income (Loss)	$225,864	$(779,874)

Other Income (Expense)
Interest Income	7,173	7,546
Interest Expense	(17,700)	(1,077)
Derivative Expense	(5,801)	-
Total Other Income (Expense)	(16,328)	6,469

Net Income (Loss) Before Income Taxes	$209,536	$(773,405)

Provision for Income Taxes	-	-

Net Income (Loss)	$209,536	$(773,405)

Net Income per Share
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Number of Shares Used in Per Share Calculations
Basic	181,146,796	169,868,752
Diluted	181,146,796	169,868,752

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Three Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$209,536	$(773,405)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	(616,331)	62,500
Derivative Expense	5,801	-
Depreciation & Amortization	-	350

Changes in operating assets and liabilities:
Accounts Receivable	12,349	4,321
Inventory	11,993	(321,209)
Accounts Payable	9,303	(136,277)
Accrued Expenses	101,443	(10,191)

Net Cash Used in Operating Activities	(265,906)	(1,173,911)

Cash Flows from Financing Activities
Proceeds from Notes Payable	200,000	-
Payments on Notes Payable	(5,589)	(125,000)
Stock Subscriptions Received	50,000	-

Net Cash Provided by Financing Activities	244,411	(125,000)

Net Increase (Decrease) in Cash	(21,495)	(1,298,911)

Cash Beginning of Period	1,116,460	2,460,663

Cash End of Period	$1,094,965	$1,161,752

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$17,700	$1,077
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Common Stock issued for Conversion of Debt	$255,000	$-

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

Business and Products

Prior to the Company’s acquisition of MEI, the Company's only business was that of its wholly-owned subsidiary, Fit for Business (Australia) Pty Limited, which was engaged in the development of overall wellness programs for the workplace in Australia.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of September 30, 2009, the Company has an accumulated deficit of $24,179,722. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Marani Brands Inc. and Subsidiaries

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2009 and June 30, 2009 the Company has reserved $35,431 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the three months ended September 30, 2009 and 2008, was $6,758 and $69,616, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended September 30, 2009 and June 30, 2009, as a result of net operating losses incurred during the periods. As of September 30, 2009, the Company has available approximately $24,200,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At September 30, 2009 and June 30, 2009, the Company has a deferred tax assets of approximately $9,600,000 and $9,700,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	September 30,	June 30,
	2009	2009

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at September 30, 2009 and June 30, 2009, are as follows:

	September 30,	June 30,
	2009	2009

Net Operating Loss Carryforward	$9,630,783	$9,714,241

Valuation Allowance	(9,630,783)	(9,714,241)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the three months ended September 30, 2009 and 2008.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

•
FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

•
The shares of FFBI Merger Sub Corp. held by the Company pre merger were converted into the shares of MEI and, post merger, the MEI conversion shares remain outstanding and continue to be held by the Company as shares of MEI.

•
Since MEI was a company with an ongoing business, and since FFBI Merger Sub Corp. had no business operations and ceased to exist as a separate corporate entity, this merger transaction constituted a “forward merger”.

Reverse Merger MEI and Marani Brands, Inc. (the Company)

•
Contemporaneous with the MEI – FFBI Merger Sub merger described above, MEI merged with the Company in a reverse merger.  In this reverse merger, each share of MEI common stock held by its stockholders was automatically exchanged for shares of the Company, determined by a 10 for 1 exchange ratio.

•
The Company issued 100,000,000 shares of its common stock to the stockholders of MEI in the exchange transaction set for the above, and the 10,000,000 shares of MEI then held by the Company as a result of the exchange transaction were cancelled.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Note 5 - Inventories

At September 30, 2009 and June 30, 2009, inventories are comprised of finished bottles/cases of Marani Vodka available for resale and in-transit totaling $158,525 and $170,518, respectively.

Note 6 – Accrued Expenses

At September, 30 2009 and June 30, 2009, accrued expenses consist of the following:

	September 30,	June 30,
	2009	2009

Accrued Payroll and Taxes	$170,612	$116,854
Deferred Officer Salaries	35,602	-
Credit Cards	37,090	38,260
Accrued Severance	-	255,000
Accrued Interest & Other	56,955	43,702
Total Accounts Payable and Accrued Expenses	$300,259	$453,816

Note 7 – Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At September, 2009 the balance due on this credit line was $999,556.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $124,091 is due and payable in full September 2010. Interest is accrued and paid monthly at 8.25%.

In 2006, the Company received a $80,495 short term loan from Searchlight Financial carrying a 10% interest rate. The parties are in negotiation to settle this amount and accrued interest totaling $30,169 for the issuance of Marani S-8 shares.

In February 2009, the Company received a $200,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $10,564 is included in Accrued Expenses at September 30, 2009.

In June 2009, the Company received a $50,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $1,326 is included in Accrued Expenses at September 30, 2009.

On July 28, 2009, the Company obtained a short term loan in the principal amount of $200,000 from an individual lender.  The loan is secured by all the Company's unsecured assets. The loan term matures on November 24, 2009, and the principal amount of the loan accrues simple interest at the rate of eight (8%) percent per annum.  Interest is payable monthly in arrears and principal is payable in three monthly installments of five thousand ($5,000) dollars with a final payment of one hundred eighty five thousand ($185,000) dollars at maturity. Accrued interest totaling $1,096 is included in Accrued Expenses at September 30, 2009.

Note 9 – Warrants

The following is a summary of share purchase warrants for period ended September 30, 2009:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding September 30, 2009	29,620,000	$0.32

Expiry	Number of Warrants	Exercise Price
September 30, 2010	10,000,000	$0.10
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
May 1, 2011	2,375,000	$0.25
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
June 11, 2011	1,515,000	$0.35
Total	29,620,000	$0.32

The fair value of the share purchase warrants as of September 30, 2009 and June 30, 2009, was $252,302 and $246,501, respectively, which was determined using the Black-Scholes option value model with the following assumptions:

	September 30,	June 30,
	2009	2009
Expected Dividend Yield	0.00%	0.00%
Risk Free Interest Rate	3.00%	3.00%
Expected Volatility	60.00%	60.00%
Expected Life (in years average)	1.45	1.70

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

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of September 30, 2009, the Company had 180,891,796 shares of Common Stock issued and outstanding.

During the three months ended September 30, 2009, the Company cancelled 1,635,000 shares issued for services totaling $620,810; issued 1,125,000 shares for the conversion of debt totaling $255,000; and received $50,000 under a stock purchase agreement under which a total of 2,500,000 shares were be issued to an accredited investor subsequent to September 30, 2009.

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

Options

In connection with the reappointment of Ms. Eyraud as CEO and President Ms. Eyraud and the Company entered into an Employment Agreement dated as of August 1, 2009, The Company granted to Ms. Eyraud options to purchase 3,000,000 shares of common stock of the Company at a price equal to the closing price of the Company’s common stock on August 3, 2009.

The options vest as to 25% of the underlying shares of common stock on the first anniversary date of the option grant and ratably each quarter thereafter during the next three years of the term.  The options become fully vested and exercisable upon the Company’s termination of Ms. Eyraud’s employment under the terms of the Employment Agreement.

The following is a summary of stock options for period ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price
Outstanding June 30, 2008	-	$-
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	-	$-
Granted	3,000,000	$0.08
Forfeited	-	$-
Exercised	-	$-
Outstanding September 30, 2009	3,000,000	$0.08

The fair value of these stock options at the date of grant was $108,987, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	60.00%
Expected Life (in years average)	4.00

Compensation expense of $4,479 was recorded for the period ended September 30, 2009.

Note 11– Commitments & Contingencies

Leases

The Company leases 2,100 square feet at its corporate office space in North Hollywood, California. This lease is currently on a month-to-month basis at a monthly rental of $1,800 per month.

Agreements

On November 1, 2007, the Company entered into a consulting agreement with Purell Partners, LLC. to provide various strategic and other services.  This agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This consulting agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the three months ended September 30, 2009 and 2008, the Company paid $0 and $60,000, respectively, to Purell Partners, LLC under this agreement.

On October 12, 2007, the Company entered into a consulting agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the three months ended September 30, 2009 and 2008, the Company paid $0 to Continental Advisors, SA under this agreement.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Severance and Reappointment Agreements

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

Under the Employment Agreement, the Company granted to Ms. Eyraud options to purchase 3,000,000 shares of common stock of the Company at a price equal to the closing price of the Company’s common stock on August 3, 2009.  The options are to be issued pursuant to a stock option plan to be adopted by the Board of Directors and approved by the shareholders of the Company and shall by subject to such other terms as provided in the plan.  The options vest as to 25% of the underlying shares of common stock on the first anniversary date of the option grant and ratably each quarter thereafter during the next three years of the term.  The options become fully vested and exercisable upon the Company’s termination of Ms. Eyraud’s employment under the Employment Agreement Without Cause, the termination of such employment by Ms. Eyraud For Good Reason, or the Company’s termination of Ms. Eyraud’s employment due to death or Disability. The options shall have a term of 10 years and may be exercised to the extent vested, (i) by Ms. Eyraud at any time during such 10-year period, if Ms. Eyraud’s employment is terminated Without Cause or For Good Reason or due to Disability or if the employment term expires and Ms. Eyraud does not continue to be employed by the Company, (ii) by Ms. Eyraud’s personal representative within one (1) year following the date of Ms. Eyraud’s death, if Ms. Eyraud’s employment with the Company is terminated due to Ms. Eyraud’s death, and (iii) by Ms. Eyraud, if Ms. Eyraud’s employment terminates for any other reason (other than the expiration of the employment term) by Ms. Eyraud, within ninety (90) days following Ms. Eyraud’s termination of employment.

Marani Brands Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 12 - Subsequent Events Review

The Company has evaluated all subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. The following recognized or unrecognized events require disclosure as significant subsequent events.

Equity Issuance

Subsequent to September 30, 2009, the Company issued a total of 2,961,539 common shares to investors for outstanding stock subscription agreements totaling $110,000.

Warrant and Share Cancellation-Purrell

Purrell and Margrit Enterprises International, Inc., which is now called Marani Spirits, Inc., are parties to a Consulting Agreement dated November 1, 2007 (the "Consulting Agreement"). Pursuant to the consulting Agreement, 10,000,000 Warrants were issued in consideration of services, purportedly performed by Purrell under the Consulting Agreement and related to the Merger described in Note 4. In addition, 43,138,825 shares of common stock (the “Shares”) were issued to Purrell in consideration of services, purportedly performed by Purrell under the Consulting Agreement, in anticipation of Purrell assisting the Company with receiving approximately $10,000,000 of equity financing.  However, no equity financing was arranged by Purrell for the Company. Therefore the Shares were not validly issued since the Company did not receive adequate consideration.

In addition, it has come to the Company's attention that Purrell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in the Consulting Agreement. In particular, since Purrell was not a registered broker-dealer, the various agreements between Purrell and the Company (including the Consulting Agreement) relating to Purrell raising financing for the Company are voidable. In light of foregoing the Warrants were not properly issued.

The Company has requested its transfer agent to cancel the 21,297,309 Shares of the 43,138,825 Shares issued May 30, 2009 valued at $.25, and 10,000,000 Warrants, issued with an exercise price of $.10, to Purrell pursuant to the Consulting Agreement.

Warrant Cancellation-Continental Advisors

Continental Advisors (CA) acted as the placement agent for a private placement (the “Placement”) of Convertible Debentures issued by Margrit Enterprises International, Inc. pursuant to a Letter Agreement effective as of October 12, 2007.  Pursuant to CA’s placement agent services, 3,890,000 warrants were issued.  CA has not exercised any of the warrants.

It has come to the Company's attention that CA was not fully licensed and authorized under applicable European securities regulations to serve as the placement agent in the Placement and therefore was not entitled to receive compensation for serving in that capacity. CA did not disclose those facts to the Company in the Letter Agreement. CA misrepresented to the Company, CA's authority to serve as the placement agent for the Placement. The Warrants were issued as compensation for CA's purported services in the Placement. Therefore, the Warrants should not have been issued to CA. The Company has requested its transfer agent to cancel the 3,890,000 warrants issued (2,375,000 issued on May 1, 2008 with an exercise price of $.25 and 1,515,000 warrants  issued on June 4, 2008 with an exercise price of $.35) pursuant to the Letter Agreement.

Arbitration

In October, 2009, Juggernaut Advertising, Inc. commenced arbitration proceedings against the Company seeking damages, including legal expenses and interest, of $273,776 based upon an alleged breach of contract by the Company.  Juggernaut Advertising, Inc. entered into a contract with the Company on May 1, 2008 to provide advertising and marketing services for which the Company has filed a counterclaim.   The Company is awaiting the decision in the arbitration.  The Company believes it has no liability for any costs above those amounts already included in accounts payable and will be successful in this arbitration process.

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2009 included in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Results of Operations for the Three Months Ending September 30, 2009 Compared to September 30, 2008

Revenues

Period Ending September 30	2009	2008	$ Change	% Change
Revenues	$106,737	$21,574	$85,163	394.7%

The revenues for the period ending September 30, 2008 were based upon the development stage of our new core business of the distribution of wine and spirit products manufactured in Armenia.  The increase in our revenues for the three months ending September 30, 2009 reflects our ongoing efforts to grow this business, including a major rebranding of the Marani Vodka product, the development and augmentation of our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base, including a major advertising campaign initiated in prior reporting periods.

Cost of Sales

Period Ending September 30	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Costs	$50,370	47%	5,617	26%	44,753	796.7%

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the increase in sales concomitant with the continued development of our core business.

Operating Expenses

Period Ending September 30	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Marketing and Advertising	$74,225	69.5%	433,816	2,010%	359,591	82.8%

General & administrative	$(243,722)	(228)%	362,015	1,670%	605,737	167.3%

Total Operating Expenses	$(169,497)	(159.7)%	795,831	3,684%	965,328	121.3%

Marketing and Advertising

The decrease in marketing and advertising expenses is the result of the lack of adequate funds to maintain the prior period aggressive levels of marketing and sales promotion.  We expect, however, that marketing and advertising expenses will increase with additional funding and resultant sales growth.

General and Administrative

Included in our general and administrative expenses are payroll for employees, travel for market development and financing activities, compensation for our restructured executive management, accounts payable and accrued expenses. The significant decrease in total general and administrative expenses is primarily the result of the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.  As such, total general and administrative expenses are expected to increase in the following quarters as we continue to build the Company's infrastructure to expand our business.

Other Income (Expense)

Period Ending September 30	2009	2008	$ Change	% Change
Interest income	$7,173	7,546	373	4.9%

Interest expense	$(17,700)	(1,077)	16,623	1,543%

Derivative Expense	$(5,801)	-	5,801	100%

Total Other Income (Expense)	$(16,328)	6,469	9,859	152.4%

The increase in interest expense over the three months ending September 30, 2009 is primarily the result of our pay down of our debt obligations under a long term SBA loan having a balance due at September 30, 2009 of $124,091, having an interest rate of 8.25%, and our accrual of interest on three short term notes in the aggregate principal amount $450,000, each having an interest rate of 8%.

We recorded a derivative expense of $5,810 for the three months ending September 30, 2009, based upon the relative fair values of our share purchase warrants outstanding as of September 30, 2009 and June 30, 2009 respectively, as set forth in Note 9.

Net Income (Loss)

Period Ending September 31	2009	2008	$ Change	% Change
Net Income (Loss)	$209,536	(773,405)	982,941	127%

Our net income over the three months ending September 30, 2009 resulted from an increase in revenue and gross profit over the same period in 2008 and the significant decrease in total general and administrative expenses as the result of the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.

Income (Loss) per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders for the three months ending September 30, 2009 and the same period in 2008 was $0.00 and $(0.00), respectively  Accordingly, we have treated all potential common share issuances resulting from the exercise of options and warrants as having an antidilutive impact on earnings per share.

The number of common shares used in our per share calculations increased from 169,868,752 for the three month period ending September 30, 2008 to 181,146,796 for 2009.

Liquidity and Capital Resources

Working Capital Needs and Major Cash Expenditures

Our footnotes contain an explanatory paragraph that indicates that, with the exception of the September 30, 2009 reporting period, we have continuing losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds from private placements, public offerings or other financings, this may cause our cessation of business resulting in investors losing the value of their investment in us.

A major factor in the Company’s net losses, as set forth above, was the recent investments by the Company in expanded operations and a marketing campaign relating to its primary product, Marani Vodka. Management believes that these expenses are necessary to expand the business of the Company.

We currently have reduced our monthly working capital needs to approximately $75,000.  This amount is expected to increase going forward, primarily due to the following factors:

• expansion of our administrative and operational infrastructure in connection with anticipated increase in our business activities, and
• continued expansion of our marketing and sales programs.

External Sources of Liquidity:

During the three months ended September 30, 2009, we received proceeds of $50,000 from the sale of common stock and $200,000 from loans. In addition, we issued shares of our common stock in payment of

• $255,000 for debt to equity conversion, and

• $616,331 for stock based compensation.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At September 30, 2009, the balance due on this credit line was $999,556.

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

Information About Our Cash Flows for the Three Month Period Ending September 31, 2009 and 2008

Cash provided by (used in):	2009	2008	$ Change	% Change
Operating activities	$(265,906)	(1,173,911)	908,005	77.3%
Financing activities	$244,411	(125,000)	369,411	295.5%

Cash provided by or used in our operating, investing and financing activities is the result of the continuation of the growth of our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities of is due primarily to our net income in the period ending September 30, 2009 of $209,536 compared to a net loss of $773,405 for the same period in 2008.  The net income for the 2009 period was primarily attributable to the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.  Our net income was offset by increased changes in stock based compensation during the three month ending September 30, 2009 by $616,331.  Changes in accounts payable contributed to a decrease in cash used by operating activities of $9,303 in 2009, as compared to an increase of $136,277 for 2008.  Changes in inventory contributed to a decrease in cash used by operating activities of $11,993 for 2009, compared to contributing to an increase of $321,209 for 2007.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending September 30, 2009, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the period ending September 30, 2009 was $244,441, while net cash provided by financing activities for the same period in 2008 was $(125,000).  The increase in 2009 is attributed to the increased proceeds provided by financing activities during the period.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended September 30, 2009 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as the period ended September 30, 2009, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended September 30, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended September 30, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period ended September 30, 2009, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

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

In October, 2009, Juggernaut Advertising, Inc. commenced arbitration proceedings against the Company seeking damages, including legal expenses and interest, of $273,776 based upon an alleged breach of contract by the Company.  Juggernaut Advertising, Inc. entered into a contract with the Company on May 1, 2008 to provide advertising and marketing services for which the Company has filed a counterclaim.   The Company is awaiting the decision in the arbitration.  The Company believes it has no liability for any costs above those amounts already included in accounts payable and will be successful in this arbitration process.

Other than these claims, the Company is not a party to any pending legal proceeding. We are not aware of any contemplated proceeding by a governmental authority. Also, we do not believe that any director, officer, or affiliate, any owner of record or beneficially of more than five per cent (5%) of the outstanding common stock, or security holder, is a party to any proceeding in which he or she is a part adverse to us or has a material interest adverse to us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company cancelled 1,635,000 shares issued for services totaling $620,810; issued 1,125,000 shares for the conversion of debt totaling $255,000; and received $50,000 under a stock purchase agreement under which a total of 2,500,000 shares were be issued to an accredited investor subsequent to September 30, 2009.

In connection with the reappointment of Ms. Eyraud as CEO and President Ms. Eyraud and the Company entered into an Employment Agreement dated as of August 1, 2009, The Company granted to Ms. Eyraud options to purchase 3,000,000 shares of common stock of the Company at a price equal to the closing price of the Company’s common stock on August 3, 2009.  The options vest as to 25% of the underlying shares of common stock on the first anniversary date of the option grant and ratably each quarter thereafter during the next three years of the term.  The options become fully vested and exercisable upon the Company’s termination of Ms. Eyraud’s employment under the terms of the Employment Agreement.

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

Date: November 16, 2009
By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: November 16, 2009
By:  /s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director