Form 10-Q
period 2009-12-31
Marani Brands, Inc.
filed 2010-02-16
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

The issuer had 165,556,026 shares of common stock outstanding as of February 16, 2010.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at December 31, 2009, and for all periods presented, not misleading, have been made.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2010.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED
	December 31,	June 30,
	2009	2009
Assets
Current Assets
Cash & Equivalents	$1,089,372	$1,116,460
Accounts Receivable	64,415	138,541
Inventory	87,658	170,518
Prepaid Expenses & Other Current Assets	75,255	30,130
Total Current Assets	1,316,700	1,455,649

Deposits	10,255	10,255

Total Assets	$1,326,955	$1,465,904

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$742,669	$632,819
Accrued Expenses	417,113	453,816
Line of Credit	999,556	999,556
Notes Payable, net	636,640	330,495
Convertible Note Payable, net	18,217	-
Derivative Liability	92,691	246,501
Total Current Liabilities	$2,906,886	$2,663,187

Non-Current Liabilities
Notes Payable	-	124,680
Total Non-Current Liabilities	-	124,680

Total Liabilities	$2,906,886	$2,787,867

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares
authorized; 165,556,026 and 180,891,796 shares issued and outstanding, respectively	165,556	181,402
Additional Paid-in Capital	17,270,560	22,825,893
Stock Subscriptions Payable	-	60,000
Accumulated Deficit	(19,016,047)	(24,389,258)
Total Stockholders' Equity (Deficit)	(1,579,931)	(1,321,963)

Total Liabilities & Stockholders' Equity (Deficit)	$1,326,955	$1,465,904

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Sales	$38,564	$89,188	$145,301	$110,762

Cost of Sales	25,573	55,916	75,943	61,533

Gross Profit	12,991	33,272	69,358	49,229

Operating Expenses
Marketing and Sales Promotion	127,996	379,515	202,221	813,331
General & Administrative	(5,063,621)	3,031,156	(5,307,343)	3,393,171
Total Operating Expenses	(4,935,625)	3,410,671	(5,105,122)	4,206,502

Operating Income (Loss)	$4,948,616	$(3,377,399)	$5,174,480	$(4,157,273)

Other Income (Expense)
Interest Income	2,524	-	9,697	15,083
Interest Expense	(39,767)	7,537	(57,467)	(6,082)
Derivative Expense	252,302	(5,005)	246,501	-
Total Other Income (Expense)	215,059	2,532	198,731	9,001

Net Income (Loss) Before Income Taxes	$5,163,675	$(3,374,867)	$5,373,211	$(4,148,272)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$5,163,675	$(3,374,867)	$5,373,211	$(4,148,272)

Net Income per Share
Basic	$0.03	$(0.02)	$0.03	$(0.02)
Diluted	$0.03	$(0.02)	$0.03	$(0.02)

Number of Shares Used in Per Share Calculations
Basic	173,223,911	172,250,274	177,185,354	172,125,274
Diluted	202,159,039	172,250,274	206,120,482	172,125,274

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Six Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$5,373,211	$(4,148,272)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	(5,936,179)	2,364,152
Derivative Expense	(246,501)	-
Amortization of Debt Discounts	12,962	-
Depreciation & Amortization	-	655

Changes in operating assets and liabilities:
Accounts Receivable	74,126	1,535
Inventory	82,860	(228,872)
Other Current Assets	(45,125)	-
Accounts Payable	109,850	(44,012)
Accrued Expenses	217,708	(13,613)

Net Cash Used in Operating Activities	(357,088)	(2,068,427)

Cash Flows from Financing Activities
Proceeds from Notes Payable	250,000	775,000
Proceeds from Convertible Note	50,000	-
Payments on Notes Payable	(20,000)	-
Proceeds from Stock Subscriptions	50,000	-

Net Cash Provided by Financing Activities	330,000	775,000

Net Increase (Decrease) in Cash	(27,088)	(1,293,427)

Cash Beginning of Period	1,116,460	2,460,663

Cash End of Period	$1,089,372	$1,167,236

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$23,996	$6,082
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Common Stock issued for Conversion of Debt	$255,000	$-
Common Stock Issued for Subscriptions	110,000	-

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

Merger (see Note 4)

On March 11, 2008, the Company formed FFBI Merger Sub Corp., a California corporation, as its wholly-owned subsidiary.  FFBI Merger Sub Corp. was formed by the Company for the purpose of effectuating a merger transaction by and among the Company and FFBI Merger Sub Corp., on the one hand, and a California corporation known as Margrit Enterprises International, Inc. “(MEI”), on the other hand.

On April 4, 2008, the Company, FFBI Merger Sub Corp. and MEI executed, and on April 7, 2008, the parties closed, a three party Merger Agreement.

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, as of December 31, 2009, the Company has an accumulated deficit of $19,016,047. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Marani Brands, Inc. and its wholly owned subsidiary Marani Spirits, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.\

Cash and cash equivalents

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Impairment of long-lived assets

In July 2009, the Company adopted FASB ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" (previously "SFAS 144"). This topic addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with this topic. This topic requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants, stock options and convertible notes.

Stock-based compensation

In July 2009, the Company adopted FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)"). This topic requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under this topic, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)").  Under this topic common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

In July 2009, the Company adopted FASB ASC Topic 825, "Disclosures about Fair Value of Financial Instruments"(previously SFAS No. 107). This topic requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December 31, 2009 and June, 2009, the Company has reserved $35,431 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the six months ended December 31, 2009 and 2008, was $10,133 and $123,817, respectively.

Income Taxes

In July 2009, the Company adopted FASB ASC 749 "Accounting for Income Taxes" (previously SFAS 109). Under this topic the Company accounts for income taxes using the liability method where deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended December 31, 2009 and June 30, 2009, as a result of net operating losses incurred during the periods. As of December 31, 2009, the Company has available approximately $19,000,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At December 31, 2009 and June 30, 2009, the Company has a deferred tax asset of approximately $7,600,000 and $9,700,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, other limitations may be imposed by the Code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	December 31,	June 30,
	2009	2009

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Significant components of the Company's deferred tax assets at December 31, 2009 and June 30, 2009, are as follows:

	December 31,	June 30,
	2009	2009

Net Operating Loss Carryforward	$7,574,092	$9,714,241

Valuation Allowance	(7,574,092)	(9,714,241)

Net Deferred Tax Asset	$-	$-

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the six months ended December 31, 2009 and 2008.

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

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, it arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Topic did not have a material impact on the Company’s disclosure of the financial statements

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

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
UNAUDITED
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

On April 7, 2008, the Company exercised its option under the Subsidiary Acquisition Option Agreement, that was entered into in connection with the December 31, 2007 Stock Purchase Agreement, to sell its entire interest in its subsidiary, FFB Australia, to its former Chief Executive Officer, Mark Poulsen. Under the terms of this Agreement, if Mr. Poulsen complied with certain information and document requirements then no later than May 15, 2008, Mr. Poulsen will receive the Company’s entire interest in FFB Australia in exchange for Mr. Poulsen forfeiting his right to 250,000 shares of the Company’s common stock that he was otherwise entitled to receive in the event of a restructuring transaction and merger occurring prior to February 2009. Pursuant to the exercise of the Company’s options, FFB Australia was sold to Mr. Poulsen. As the FFB Australia subsidiary was not operational and had no tangible assets or liabilities at the time this Agreement was exercised, and the exchange was for the forfeiture of Mr. Poulsen's right to receive 250,000 common shares, it was determined that no gain on this nonmonetary exchange should be recorded.

Marani Brands Inc. and Subsidiaries
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

Note 5 - Inventories

At December 31, 2009 and June 30, 2009, inventories are comprised of finished bottles/cases of Marani Vodka available for resale and in-transit totaling $87,658 and $170,518, respectively.

Note 6 – Accrued Expenses

At December 31, 2009 and June 30, 2009, accrued expenses consist of the following:

	December 31,	June 30,
	2009	2009

Accrued Payroll and Taxes	$220,443	$116,854
Deferred Officer Salaries	85,071	-
Credit Cards	36,497	38,260
Accrued Severance	-	255,000
Accrued Interest & Other	75,102	43,702
Total Accounts Payable and Accrued Expenses	$417,113	$453,816

Note 7 – Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At December 31, 2009 the balance outstanding on this credit line was $999,556.

Note 8 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $124,091 is due and payable in full September 2010. Interest is accrued and paid monthly at 8.25%.

In 2005, the Company received a $80,495 short term loan from Searchlight Financial carrying a 10% interest rate. Accrued interest totaling $32,198 is included in accrued expenses at December 31, 2009. Subsequent to December 31, 2009, the parties have reached a verbal agreement to settle this amount (see Note 13).

In February 2009, the Company received a $200,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $14,597 is included in accrued expenses at December 31, 2009.

In June 2009, the Company received a $50,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $2,334 is included in accrued expenses at December 31, 2009.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
On July 28, 2009, the Company obtained a short term loan in the principal amount of $200,000 from an individual lender.  The loan is secured by all the Company's unsecured assets. The loan term matures on November 24, 2009, and the principal amount of the loan accrues simple interest at the rate of eight (8%) percent per annum.  Interest is payable monthly in arrears and principal is payable in three monthly installments of five thousand ($5,000) dollars with a final payment of one hundred eighty five thousand ($185,000) dollars at maturity. Accrued interest totaling $4,449 is included in Accrued Expenses at September 30, 2009. On November 30, 2009, the Company and the Note holder agreed to extend the maturity date of the Note to May 31, 2010.  Interest and principal payments shall continue, as provided in the Note, through the extended maturity date, with the final adjusted principal payment due at maturity. In consideration for the note holder to enter into several term extensions of the maturity date of the note, the Company issued 7,000,000 warrants to purchase the Company's common stock (5,000,000 warrants at $.07 expiring July 28, 2014 and 2,000,000 warrants at $.04 expiring December 1, 2014).  Under FASB ASC Topic 815, “Derivatives and Hedging”, this note does not meet the definition of a “conventional debt instrument” due to the term extending feature which means that the warrants issued to extend the terms must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $59,834 on December 1, 2010, with an offset to debt discount in the same amount. Accrued interest totaling $4,449 is included in accrued expenses at December 31, 2009.

In October 2009, the Company received a $50,000 loan from an investor payable May 16, 2010. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $833 is included in Accrued Expenses at December 31, 2009.

Note 9 – Convertible Note

On December 21, 2009, the Company issued a $50,000 convertible note with an investor. This note carries an 8% annual interest rate with both principle and accrued interest payable on September 23, 2010. The holder may convert all or any part of the unpaid principle balance after six months from the date of the note and prior to the later of (i) the maturity date and (ii) the date of payment. This note is convertible into fully paid and non-assessable shares of common stock at 65% of the average market price of the Company’s common stock during the five trading day period ending one trading day prior to the date the conversion notice.  Funding was received January 6, 2010.

Under FASB ASC Topic 815, “Derivatives and Hedging”, this convertible note does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible note is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $32,857 on December 21, 2010, with an offset to debt discount in the same amount.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 10 – Warrants

The following is a summary of share purchase warrants for period ended December 31, 2009:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.32
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	29,620,000	$0.32
Granted	7,000,000	$0.06
Forfeited	-	$-
Cancelled	(13,890,000)	$0.17
Exercised	-	$-
Outstanding December 31, 2009	22,730,000	$0.34

Expiry	Number of Warrants	Exercise Price
November 11, 2010	4,700,000	$0.35
November 29, 2010	160,000	$0.35
April 2, 2011	520,000	$0.35
April 15, 2011	250,000	$1.00
June 1, 2011	10,000,000	$0.50
June 4, 2011	100,000	$1.00
July 28, 2014	5,000,000	$0.07
December 1, 2014	2,000,000	$0.04
Total	22,730,000	$0.34

The fair value of the share purchase warrants as of December 31 and June 30, 2009, was $59,834 and $246,501, respectively, which was determined using the Black-Scholes option value model with the following assumptions:

	December 30,	June 30,
	2009	2009
Expected Dividend Yield	0.00%	0.00%
Risk Free Interest Rate	3.00%	3.00%
Expected Volatility	60.00%	60.00%
Expected Life (in years average)	2.30	1.70

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Warrant and Share Cancellation-Purell

Purell and Margrit International Enterprises, Inc., which is now called Marani Spirits, Inc., are parties to a Consulting Agreement dated November 1, 2007 (the "Consulting Agreement"). Ten million (10,000,000) warrants were issued to Purcell in consideration of services, purportedly performed by Purell under the Consulting Agreement and related to the merger of a subsidiary of the Company in and to MEl, pursuant to which MEl became a wholly-owned subsidiary of the Company and the shares were issued in anticipation of Purell assisting the Company with receiving approximately $10,000,000 of equity financing. However, no equity financing was arranged by Purell for the Company. Therefore the warrants were not validly issued since the Company did not receive adequate consideration for the issuance of those warrants.

In addition, it has come to the Company's attention that Purell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purell was not a registered broker-dealer, the various agreements between Purell and the Company (including the Consulting Agreement) relating to Purell raising financing for the Company are voidable. In December 2009, the Company cancelled 21,297,309 shares of common stock (issued May 30, 2009 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purell pursuant to the Consulting Agreement.

Warrant Cancellation-Continental Advisors

Continental Advisors (CA) acted as the placement agent for a private placement of Convertible Debentures issued by Margrit Enterprises International, Inc. pursuant to a Consulting Agreement effective as of October 12, 2007. Pursuant to a merger which occurred a number of months after the day of the placement, a subsidiary of the Company merged with and into MEl and MEl became a wholly-owned subsidiary of the Company. As part of the Merger, warrants held by CA became exercisable into shares of the Company's Common Stock.

It has come to the Company's attention that CA was not fully licensed and authorized under applicable European securities regulations to serve as the placement agent in the Placement and therefore was not entitled to receive compensation for serving in that capacity. CA did not disclose those facts to the Company in the Letter Agreement. CA misrepresented to the Company, CA's authority to serve as the placement agent for the Placement. The warrants were issued as compensation for CA's purported services in the Placement. Therefore, the warrants should not have been issued to CA. In December 2009, the Company cancelled the 3,890,000 warrants issued (2,375,000 issued on May 1, 2008 at $.25 and 1,515,000 warrants (issued on June 4, 2008 at $.35) pursuant to the Consulting Agreement.  See Note 12 “Agreements”.

Note 11 - Stockholders’ Equity

Common Stock

Effective March 31, 2008, the Company’s common stock underwent a 1-for-250 reverse stock split. All references in the financial statements to the number of shares outstanding, per share amounts, and stock options data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of December 31, 2009, the Company had 165,556,026 shares of Common Stock issued and outstanding.

During the six months ended December 31, 2009, the Company cancelled 22,932,309 shares issued for services totaling ($5,945,137); issued 1,125,000 shares for the conversion of debt totaling $255,000; and issued 5,961,539 shares for stock subscriptions totaling $110,000.

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

Options

In connection with the reappointment of Ms. Eyraud as CEO and President, Ms. Eyraud and the Company entered into an Employment Agreement dated as of August 1, 2009, The Company granted to Ms. Eyraud options to purchase 3,000,000 shares of common stock of the Company at a price equal to the closing price of the Company’s common stock on August 3, 2009.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
The options vest as to 25% of the underlying shares of common stock on the first anniversary date of the option grant and ratably each quarter thereafter during the next three years of the term.  The options become fully vested and exercisable upon the Company’s termination of Ms. Eyraud’s employment under the terms of the Employment Agreement.

The following is a summary of stock options for period ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price
Outstanding June 30, 2008	-	$-
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	-	$-
Granted	3,000,000	$0.08
Forfeited	-	$-
Exercised	-	$-
Outstanding December 31, 2009	3,000,000	$0.08

The fair value of these stock options at the date of grant was $108,987, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	60.00%
Expected Life (in years average)	4.00

Compensation expense of $8,958 was recorded for the six months ended December 31, 2009.

Note 12– Commitments & Contingencies

Leases

On November 1, 2009, the Company entered into a three year lease for its 2,100 square feet at its corporate office space in North Hollywood, California at a monthly lease rate of $1,800 per month.

Agreements

On November 1, 2007, the Company entered into a Consulting Agreement with Purell Partners, LLC. to provide various strategic and other services.  This Agreement provides for the payment of a monthly retainer of $20,000 per month; the payment of commissions upon the completion of financing transactions and mergers and acquisitions, and revenue sharing with respect to sales of product introduced by Purell Partners. This Consulting Agreement has a term ending on October 31, 2010 subject to earlier termination as provided for therein. For the six months ended December 31, 2009 and 2008, the Company paid $0 and $100,000, respectively, to Purell Partners, LLC under this Agreement.

On October 12, 2007, the Company entered into a Consulting Agreement with Continental Advisors, SA. to provide placement agent services in connection with a contemplated $10,000,000 financing through private placements. This consulting Agreement provides for the payment of commissions and provides warrant coverage upon the Company completing the private placements with investors introduced by Continental Advisors. For the six months ended December 31, 2009 and 2008, the Company paid $0 to Continental Advisors, SA under this agreement.

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

Arbitration

In October, 2009, Juggernaut Advertising, Inc. commenced arbitration proceedings against the Company seeking damages, including legal expenses and interest based upon an alleged breach of contract by the Company. In December 2009, an arbitrator ruled that the Company was required to pay Juggernaut $219,777 for monies owed under the contract, accrued interest, legal fees and costs.  In addition, the arbitrator also determined that the Company should reimburse Juggernaut $5,849 in respect of costs of the arbitration that were previously paid by Juggernaut, based upon the arbitrator’s apportionment of the costs of the arbitration.  The Company has accrued the entire $225,626 in accounts payable and accrued expenses and is in the process of evaluating whether or not to appeal the decision of the arbitrator.

Note 13 - Subsequent Events Review

The Company has evaluated all subsequent events through February 12, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. The following recognized or unrecognized events require disclosure as significant subsequent events.

Searchlight Financial

In February 2010, the Company entered into a verbal agreement with Searchlight Financial to convert the outstanding loan principle and interest balance totaling $110,000 into shares of Marani S-8 stock at $.10 per share. In 2005, the Company received a $80,495 short term loan from Searchlight Financial carrying a 10% interest rate.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Convertible Note and Stock Purchase Agreement

On February 5, 2010, Marani Brands, Inc. (the “Company”) received a $100,000 one year loan (the “Loan”) from an institutional investor. The Loan is evidenced by a convertible note, which is convertible into the Company’s common stock at a conversion price of $0.04 per share for 180 days and thereafter at the lesser of (i) $0.04 per share or (ii) 75% of the overage of the three lowest closing bid prices the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the Loan, the Company also issued 4,500,000 shares of common stock to the institutional investor.

The Company also entered into a Common Stock Purchase Agreement with the same institutional investor, which established an equity line, pursuant to which the Company, in its discretion, may sell up to $7,500,000 worth of the Company’s common stock, subject to the terms and provisions of the Common Stock Purchase Agreement. The Company has entered into a Registration Rights Agreement with the institutional investor to register the common stock that may be sold pursuant to the Common Stock Purchase Agreement. The Company is obligated to file the registration statement for such shares within 60 days from February 5, 2010.

In connection with these transactions, the Company issued to the institutional investor warrants to purchase 8,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share and purchase 4,000,000 shares of the Company's common stock having a cashless exercise option at $.001.

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

The Company is a client of Southern Wine & Spirits of America, Inc. ("Southern"), the largest alcoholic beverage distributor in the United States. Through Southern, the Company’s Marani Vodka is being distributed in Nevada, California and Pennsylvania.  In addition, our product is being distributed by QV Distribution in Arizona, and by Wine Bauer in Illinois.

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

Stock Based Compensation

In July 2009, we adopted FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)"). This topic requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under this topic, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)").  Under this topic Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair Value of Financial Instruments

In July 2009, we adopted FASB ASC Topic 825, "Disclosures about Fair Value of Financial Instruments"(previously SFAS No. 107). This topic requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Results of Operations for the Six Months Ending December 31, 2009 Compared to June 30, 2009

Revenues

Period Ending December 31	2009	2008	$ Change
Revenues	$145,301	$110,762	$34,539

The increase in our revenues for the six months ending December 31, 2009 reflects our ongoing efforts to grow this business, including a major rebranding of the Marani Vodka product, the development and augmentation of our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base, including a major advertising campaign initiated in prior reporting periods.

Cost of Sales

Period Ending December 31	2009	2008	$ Change
Costs	$75,943	61,533	14,410

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the increase in sales concomitant with the continued development of our core business.

Operating Expenses

Period Ending December 31	2009	2008	$ Change
Marketing and Advertising	$202,221	813,331	611,110

General & administrative	$(5,307,343)	3,393,717	8,701,060

Total Operating Expenses	$(5,105,122)	4,206,502	9,311,624

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

Other Income (Expense)

Period Ending December 31	2009	2008	$ Change
Interest income	$9,697	15,083	5,386

Interest expense	$(57,467)	(6,082)	51,385

Derivative Expense	$(246,501)	-	246,501

Total Other Income (Expense)	$(198,731)	9,001	207,732

The increase in interest expense over the six months ending December 31, 2009 is primarily the result of our pay down of our debt obligations under a long term SBA loan at an interest rate of 8.25%, and our accrual of interest on three short term notes in the aggregate principal amount $450,000, each having an interest rate of 8%.

We recorded a derivative expense of $246,501 for the six months ending December 31, 2009, based upon the relative fair values of our share purchase warrants outstanding as of December 31, 2009 and June 30, 2009 respectively, as set forth in Note 10.

Net Income (Loss)

Period Ending December 31	2009	2008	$ Change
Net Income (Loss)	$5,373,211	(4,148,272)	9,521,483

Our net income over the six months ending December 31, 2009 resulted from an increase in revenue and gross profit over the same period in 2008 and the significant decrease in total general and administrative expenses as the result of the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.

Income (Loss) per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders for the six months ending December 31, 2009 and the same period in 2008 was $0.03 and $(0.02), respectively  We have treated all potential common share issuances resulting from the exercise of options and warrants as having an antidilutive impact on earnings per share.

The number of common shares used in our per share calculations decreased from 180,891,796 for the period ending June 30, 2009 to 165,556,026 for the period ending December 31, 2009.

Liquidity and Capital Resources

Working Capital Needs and Major Cash Expenditures

Our footnotes contain an explanatory paragraph that indicates that, with the exception of the last two reporting periods, we have continuing losses from operations, and our working capital is insufficient to meet our planned business objectives. This report also states that, because of these losses, there is substantial doubt about our ability to continue as a going concern. This report and the existence of these recurring losses from operations may make it more difficult for us to raise additional debt or equity financing needed to run our business, and are not viewed favorably by analysts or investors. Furthermore, if we are unable to raise a significant amount of proceeds from private placements, public offerings or other financings, this may cause our cessation of business resulting in investors losing the value of their investment in us.

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

External Sources of Liquidity:

During the six months ended December 31, 2009, we received proceeds of $50,000 from the sale of common stock and $300,000 proceeds from notes payable and a convertible note.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At December 31, 2009, the balance due on this credit line was $999,556.

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

Information About Our Cash Flows for the Three Month Period Ending September 31, 2009 and 2008

Cash provided by (used in):	2009	2008	$ Change
Operating activities	$(357,088)	(2,068,427)	1,711,339
Financing activities	$330,000	775,000	442,000

Cash provided by or used in our operating, investing and financing activities is the result of the continuation of the growth of our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities of is due primarily to our net income in the period ending December 31, 2009 compared to a net loss for the same period in 2008.  The net income for the 2009 period was primarily attributable to the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.   Changes in accounts payable contributed to a decrease in cash used by operating activities of in 2009, as compared to 2008.   Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending December 31, 2009, and we had to rely on private placement financing to cover operating expenses.

Net cash provided by our financing activities for the period ending December 31, 2009 was $330,000, while net cash provided by financing activities for the same period in 2008 was $775,000.  The decrease in 2009 is attributed to the decrease in available financing during the 2009 period.

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

We have conducted a review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended December 31, 2009 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Chief Financial Officer concluded that, as the period ended December 31, 2009, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended December 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period ended December 31, 2009, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

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

In October, 2009, Juggernaut Advertising, Inc. commenced arbitration proceedings against the Company seeking damages, including legal expenses and interest based upon an alleged breach of contract by the Company. In December 2009, an arbitrator ruled that the Company was required to pay Juggernaut $219,777 for monies owed under the contract, accrued interest, legal fees and costs.  In addition, the arbitrator also determined that the Company should reimburse Juggernaut $5,849 in respect of costs of the arbitration that were previously paid by Juggernaut, based upon the arbitrator’s apportionment of the costs of the arbitration.  The Company has accrued the entire $225,626 in accounts payable and accrued expenses and is in the process of evaluating whether or not to appeal the decision of the arbitrator.

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

During the six months ended December 31, 2009, the Company cancelled 22,932,309 shares issued for services totaling ($5,945,137); issued 1,125,000 shares for the conversion of debt totaling $255,000; and issued 5,961,539 shares for stock subscriptions totaling $110,000.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

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

Marani Brands, Inc.
(Registrant)

Date: February 16, 2010

By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: February 16, 2010

By:  /s/ Ani Kevorkian
Ani Kevorkian
Chief Financial Officer
Principal Accounting Officer
Director