Form 10-Q
period 2010-03-31
Marani Brands, Inc.
filed 2010-05-24
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The issuer had 170,806,026 shares of common stock outstanding as of March 24, 2010.

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

In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2010, and for all periods presented, not misleading, have been made.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the Company’s actual operating results for the full year ending June 30, 2010.

Marani Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

	UNAUDITED March 31, 2010	June 30, 2009
Assets
Current Assets
Cash & Equivalents	$1,020,734	$1,116,460
Accounts Receivable	37,547	138,541
Inventory	32,140	170,518
Prepaid Expenses & Other Current Assets	37,165	30,130
Total Current Assets	1,127,586	1,455,649

Deposits	10,255	10,255

Total Assets	$1,137,841	$1,465,904

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$816,862	$632,819
Accrued Expenses	520,168	453,816
Line of Credit	999,556	999,556
Notes Payable, net	684,586	330,495
Convertible Note Payable, net	36,924	-
Derivative Liability	130,131	246,501
Total Current Liabilities	3,188,227	2,663,187

Non-Current Liabilities
Notes Payable	-	124,680
Total Non-Current Liabilities	-	124,680

Total Liabilities	$3,188,227	$2,787,867

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 300,000,000 shares authorized; 170,806,026 and 181,401,796 shares issued and outstanding, respectively	170,806	181,402
Additional Paid-in Capital	17,374,564	22,825,893
Stock Subscriptions Payable	-	60,000
Accumulated Deficit	(19,595,756)	(24,389,258)
Total Stockholders' Equity (Deficit)	(2,050,386)	(1,321,963)

Total Liabilities & Stockholders' Equity (Deficit)	$1,137,841	$1,465,904

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Sales	$25,685	$81,443	$170,986	$192,205

Cost of Sales	14,021	55,341	89,964	116,874

Gross Profit	11,664	26,102	81,022	75,331

Operating Expenses
Marketing and Sales Promotion	51,746	156,378	253,967	969,709
General & Administrative	461,704	537,776	(4,845,639)	3,930,947
Total Operating Expenses	513,450	694,154	(4,591,672)	4,900,656

Operating Income (Loss)	$(501,786)	$(668,052)	$4,672,694	$(4,825,325)

Other Income (Expense)
Interest Income	2,469	7,390	12,166	22,473
Interest Expense	(42,952)	(12,009)	(100,419)	(18,091)
Derivative Expense	(37,440)	-	209,061	-
Total Other Income (Expense)	(77,923)	(4,619)	120,808	4,382

Net Income (Loss) Before Income Taxes	$(579,709)	$(672,671)	$4,793,502	$(4,820,943)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(579,709)	$(672,671)	$4,793,502	$(4,820,943)

Net Income per Share
Basic	$(0.00)	$(0.00)	$0.03	$(0.04)
Diluted	$(0.00)	$(0.00)	$0.02	$(0.04)

Number of Shares Used in Per Share Calculations
Basic	167,288,526	174,556,796	178,018,115	137,303,398
Diluted	167,288,526	174,556,796	229,389,141	137,303,398

The accompanying notes are an integral part of these financial statements

Marani Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
UNAUDITED

	For the Nine Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$4,793,502	$(4,820,943)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock Based Compensation	(5,826,925)	2,494,152
Derivative Expense	(209,061)	-
Amortization of Debt Discounts	23,417	-
Allowance for Doubtful Accounts	(37,547)	-
Depreciation & Amortization	-	1,005

Changes in operating assets and liabilities:
Accounts Receivable	138,541	(53,977)
Inventory	138,378	(297,269)
Other Current Assets	(7,035)	25,000
Accounts Payable	184,043	255,476
Accrued Expenses	276,961	12,804

Net Cash Used in Operating Activities	(525,726)	(2,383,752)

Cash Flows from Financing Activities
Proceeds from Notes Payable	250,000	1,073,749
Proceeds from Convertible Note	150,000	-
Payments on Notes Payable	(20,000)	-
Proceeds from Stock Subscriptions	50,000	-

Net Cash Provided by Financing Activities	430,000	1,073,749

Net Increase (Decrease) in Cash	(95,726)	(1,310,003)

Cash Beginning of Period	1,116,460	2,460,663

Cash End of Period	$1,020,734	$1,150,660

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$23,996	$18,091
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Common Stock issued for Conversion of Debt	$255,000	$-
Common Stock Issued for Subscriptions	110,000	-

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, as of March 31, 2010 the Company has an accumulated deficit of $19,595,756. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2009 included in the Company’s Form 10-K filed on October 13, 2009.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
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

Marani Brands Inc. and Subsidiaries
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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2010 and June, 2009, the Company has reserved $72,978 and $35,431 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the nine months ended March 31, 2010 and 2009, were $20,222 and $144,326, respectively.

Income Taxes

In July 2009, the Company adopted FASB ASC 749 "Accounting for Income Taxes" (previously SFAS 109). Under this topic the Company accounts for income taxes using the liability method where deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended March 31, 2010 and June 30, 2009, as a result of net operating losses incurred during the periods. As of March 31, 2010, the Company has available approximately $19,000,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At March 31, 2010 and June 30, 2009, the Company has a deferred tax asset of approximately $7,800,000 and $9,700,000 relating to the Company's net operating losses, respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, other limitations may be imposed by the code by virtue of the acquisition outlined in Note 4.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

	March 31,	June 30,
	2010	2009

Statutory Federal Tax (Benefit) Rate	-34.00%	-34.00%
Statutory State Tax (Benefit) Rate	-5.83%	-5.83%
Effective Tax (Benefit) Rate	-39.83%	-39.83%

Valuation Allowance	39.83%	39.83%

Effective Income Tax	0.00%	0.00%

Significant components of the Company's deferred tax assets at March 31, 2010 and June 30, 2009, are as follows:

	March 31,	June 30,
	2010	2009
Net Operating Loss Carryforward	$7,804,990	$9,714,241

Valuation Allowance	(7,804,990)	(9,714,241)

Net Deferred Tax Asset	$-	$-

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the nine months ended March 31, 2010 and 2009.

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Note 5 - Inventories

At March 31, 2010 and June 30, 2009, inventories are comprised of finished bottles/cases of Marani Vodka available for resale and in-transit totaling $32,140 and $170,518, respectively.  As of March 31, 2010, the Company had deposits on inventory yet to be received totaling $30,130.

Note 6 – Accrued Expenses

At March 31, 2010 and June 30, 2009, accrued expenses consist of the following:

	March 31,	June 30,
	2010	2009
Accrued Payroll and Taxes	$272,006	$116,854
Deferred Officer Salaries	123,226	-
Credit Cards	36,001	38,260
Accrued Severance	-	255,000
Accrued Interest & Other	88,935	43,702
Total Accounts Payable and Accrued Expenses	$520,168	$453,816

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 7 – Line of Credit

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At March 31, 2010 the balance due on this credit line was $999,556.

Note 8 – Notes Payable

The Company is obligated to a bank for an SBA loan. Terms indicate that the balance of $124,091 is due and payable in full September 2010. Interest is accrued and paid monthly at 8.25%.

In 2005, the Company received a $80,495 short term loan from Searchlight Financial carrying a 10% interest rate. Accrued interest totaling $34,183 is included in accrued expenses. In February 2010, the Company entered into a verbal agreement with Searchlight Financial to convert the outstanding loan principle and interest balance totaling into shares of Marani stock at $.10 per share.

In February 2009, the Company received a $200,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $18,542 is included in accrued expenses.

In June 2009, the Company received a $50,000 loan from an investor payable based upon the Company receiving financing of $1,000,000 or in the event that the Company breaches one of the default provisions. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $3,321 is included in accrued expenses.

On July 28, 2009, the Company obtained a short term loan in the principal amount of $200,000 from an individual lender.  The loan is secured by all the Company's unsecured assets. The loan term matures on November 24, 2009, and the principal amount of the loan accrues simple interest at the rate of eight (8%) percent per annum.  Interest is payable monthly in arrears and principal is payable in three monthly installments of five thousand ($5,000) dollars with a final payment of one hundred eighty five thousand ($185,000) dollars at maturity. Accrued interest totaling $6,921 is included in accrued expenses. On November 30, 2009, the Company and the Note holder agreed to extend the maturity date of the Note to May 31, 2010.  Interest and principal payments shall continue, as provided in the Note, through the extended maturity date, with the final adjusted principal payment due at maturity. In consideration for the note holder to enter into several term extensions of the maturity date of the note, the Company issued 7,000,000 warrants to purchase the Company's common stock (5,000,000 warrants at $.07 expiring July 28, 2014 and 2,000,000 warrants at $.04 expiring December 1, 2014).  Under FASB ASC Topic 815, “Derivatives and Hedging”, this note does not meet the definition of a “conventional debt instrument” due to the term extending feature which means that the warrants issued to extend the terms must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $4,379 on July 28, 2009, with an offset to debt discount in the same amount. Accrued interest totaling $6,921 is included in accrued expenses.

In October 2009, the Company received a $50,000 loan from an investor payable May 16, 2010. This note carries an 8% annual interest with both principle and accrued interest payable at maturity. Accrued interest totaling $1,819 is included in accrued expenses.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 9 – Convertible Notes

On December 21, 2009, the Company entered into a $50,000 convertible note with an investor. This note carries an 8% annual interest rate with both principle and accrued interest payable on September 23, 2010. The holder may convert all or any part of the unpaid principle balance after six months from the date of the note and prior to the later of (i) the maturity date and (ii) the date of payment. This note is convertible into fully paid and non-assessable shares of Common Stock at 65% of the average market price during the five trading day period ending one trading day prior to the date the conversion notice.

Under FASB ASC Topic 815, “Derivatives and Hedging”, this convertible note does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $32,114 on December 21, 2009, with an offset to debt discount in the same amount.

On February 1, 2010, the Company received a $100,000 one year loan (the “Loan”) from an institutional investor.  The Loan is evidenced by a convertible note, which is convertible into the Company’s common stock at a conversion price of $0.04 per share for 180 days and thereafter at the lesser of (i) $0.04 per share or (ii) 75% of the average of the three lowest closing bid prices the Company’s common stock for the 20 trading days prior to the conversion date.  In connection with the Loan, the Company also issued 4,500,000 shares of common stock to the institutional investor.

The Company also entered into a Common Stock Purchase Agreement with the same institutional investor, which established an equity line, pursuant to which the Company, in its discretion, may sell up to $7,500,000 worth of the Company’s common stock, subject to the terms and provisions of the Common Stock Purchase Agreement.  The Company has entered into a Registration Rights Agreement with the institutional investor to register the common stock that may be sold pursuant to the Common Stock Purchase Agreement.  The Company is obligated to file the registration statement for such shares within 60 days from February 1, 2010.

In connection with these transactions, the Company issued to the institutional investor a warrant to purchase 4,000,000 shares of the Company’s common stock, having an exercise price of $0.001 per share, and a warrant to purchase 8,500,000 shares of the common stock, having an exercise price of $0.04 per share.  The warrant for 4,000,000 shares of common stock contains a cashless exercise option in favor of the warrant holder.

Under FASB ASC Topic 815, “Derivatives and Hedging”, this convertible note does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $100,000 on February 1, 2010 with an offset to debt discount in the same amount.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 10 – Warrants

The following is a summary of share purchase warrants for period ended March 31, 2010:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	29,620,000	$0.320
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	29,620,000	$0.320
Granted	19,500,000	$0.022
Forfeited	-	$-
Cancelled	(13,890,000)	$0.170
Exercised	-	$-
Outstanding March 31, 2010	35,230,000	$0.227

Expiry	Number of Warrants	Exercise Price
November 11, 2010	4,700,000	$0.350
November 29, 2010	160,000	$0.350
February 1, 2011	4,000,000	$0.001
April 2, 2011	520,000	$0.350
April 15, 2011	250,000	$1.000
June 1, 2011	10,000,000	$0.500
June 4, 2011	100,000	$1.000
July 28, 2014	5,000,000	$0.070
December 1, 2014	2,000,000	$0.040
February 1, 2015	8,500,000	$0.040
Total	35,230,000	$0.227

The fair value of the share purchase warrants as of March 31, 2010 and June 30, 2009, was $50,312 and $246,501, respectively, which was determined using the Black-Scholes option value model with the following assumptions:

	March 31,	June 30,
	2010	2009
Expected Dividend Yield	0.00%	0.00%
Risk Free Interest Rate	3.00%	3.00%
Expected Volatility	66.00%	60.00%
Expected Life (in years average)	2.59	1.70

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

In addition, it has come to the Company's attention that Purell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purell was not a registered broker-dealer, the various agreements between Purell and the Company (including the Consulting Agreement) relating to Purell raising financing for the Company are voidable. In December 2009, the Company cancelled 21,297,309 common shares (issued May 30, 2009 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purell pursuant to this agreement.

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

Following the reverse stock split, the Company has authorized the issuance of up to 300,000,000 shares of Common Stock, at $0.001 par value. As of March 31, 2010, the Company had 170,806,026 shares of Common Stock issued and outstanding.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

During the nine ended March 31, 2010, the Company cancelled 22,932,309 shares issued for services totaling ($5,945,137); issued 5,250,000 shares for services totaling $104,775; issued 1,125,000 shares for the conversion of debt totaling $255,000; and issued 5,961,539 shares for stock subscriptions totaling $110,000.

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

The following is a summary of stock options for period ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price
Outstanding June 30, 2008	-	$-
Granted	-	$-
Forfeited	-	$-
Exercised	-	$-
Outstanding June 30, 2009	-	$-
Granted	3,000,000	$0.08
Forfeited	-	$-
Exercised	-	$-
Outstanding March 31, 2010	3,000,000	$0.08

The fair value of these stock options at the date of grant was $108,987, which was determined using the Black-Scholes option value model with the following assumptions:

Expected Dividend Yield	0.00%
Risk Free Interest Rate	3.00%
Expected Volatility	60.00%
Expected Life (in years average)	4.00

Compensation expense of $13,437 was recorded for the nine months ended March 31, 2010.

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
UNAUDITED

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through May 24, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events that require disclosure as significant subsequent events.

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

Results of Operations for the Three and Nine Months Ending March 31, 2010 Compared to March 31, 2009

Revenues

Period Ending March 31	2010	2009
Revenues (3 months)	$25,685	$81,443
Revenues (9 months)	$170,986	$192,205

The increase in our revenues for the nine months ending March 31, 2010 reflects our ongoing efforts to grow this business, including a major rebranding of the Marani Vodka product, the development and augmentation of our internal sales force, securing additional distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into our current customer base, including a major advertising campaign initiated in prior reporting periods.

Cost of Sales

Period Ending March 31	2010	2009
Costs (3 month)	$14,021	55,341
Costs (9 months)	$89,964	116,874

The increase in cost of sales and cost of sales as a percentage of revenues are the result of the increase in sales concomitant with the continued development of our core business.

Operating Expenses

Period Ending March 31	2010	2009
Marketing and Advertising (3 months)	$51,746	156,378
Marketing and Advertising (9 months)	$253,967	969,709

General & administrative (3months)	$461,704	537,776
General & administrative (9 months)	$(4,845,639)	3,930,947

Total (3months)	$513,450	694,154
Total (9 months)	$(4,591,672)	4,900,656

Marketing and Advertising

The decrease in marketing and advertising expenses is the result of the lack of adequate funds to maintain the prior period aggressive levels of marketing and sales promotion.  We expect, however, that marketing and advertising expenses will increase with additional funding and resultant sales growth.

General and Administrative

Included in our general and administrative expenses are payroll for employees, travel for market development and financing activities, compensation for our restructured executive management, accounts payable and accrued expenses. The significant decrease in total general and administrative expenses is primarily the result of the December 2009 cancellation of 21,297,309 shares of common stock, issued May 30, 2008 to Purell Partners as compensation for financing activities.  Total general and administrative expenses are expected to increase in the following quarters as we continue to build the Company's infrastructure to expand our business.

Other Income (Expense)

Period Ending March 31	2010	2009
Interest income (3 months)	$2,469	7,390
Interest income (9 months)	$12,166	22,473

Interest expense (3 months)	$(452,952)	(12,009)
Interest expense(9 months)	$(100,419)	(18,091)

Derivative expense (3 months)	(34,440)	-
Derivative expense (9 months)	209,061	-

Total Other Income (Expense) (3months)	$(77,923)	(4,619)
Total Other Income (Expense) (9 months)	$120,808	4,382

The increase in interest expense over the nine months ending March 31, 2010 is primarily the result of our pay down of our debt obligations under a long term SBA loan at an interest rate of 8.25%, and our accrual of interest on three short term notes in the aggregate principal amount $450,000, each having an interest rate of 8%.

We recorded a derivative expense of $209,061 for the nine months ending March 31, 2010, based upon the relative fair values of our share purchase warrants outstanding as of March 31, 2010 and June 30, 2009 respectively, as set forth in Note 10.

Net Income (Loss)

Period Ending March 31	2010	2009
Net Income (Loss) (3 months)	$(579,709)	(672,671)
Net Income (Loss) (9 months)	4,793,502	(4,820,943)

Our net income over the nine months ending March 31, 2010 resulted from a significant decrease in total general and administrative expenses as the result of the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.

Income (Loss) per Common Share Applicable to Common Stockholders

Our basic income/loss per common share applicable to common stockholders for the nine months ending March 31, 2010 and the same period in 2009 was $0.03 and $(0.04), respectively.  We have treated all potential common share issuances resulting from the exercise of options and warrants as having an antidilutive impact on earnings per share.

The number of common shares used in our per share calculations decreased from 180,891,796 for the period ending June 30, 2009 to 170,806,026 for the period ending March 31, 2010.

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

External Sources of Liquidity:

During the nine months ended March 31, 2010, we received proceeds of $50,000 from the sale of common stock and $300,000 proceeds from notes payable and a convertible note.

In October 2008, the Company obtained a $1,000,000 credit line from Citibank collateralized by the cash in the Company’s money market account.  At March 31, 2010, the balance due on this credit line was $999,556.

To date, we have relied on funding from investors, our officers and directors, and our limited sales to fund operations. To date, we have generated little revenue and have extremely limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financings. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose the Company to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations, since we anticipate that our existing capital resources will not be adequate to satisfy our operating expenses and capital requirements going forward. However, this estimate of expenses and capital requirements may prove to be inaccurate.

Information About Our Cash Flows for the Nine Month Period Ending March 31, 2010 Compared to March 31, 2009

Net Cash provided by (used in):	2010	2009
Operating activities	$(525,726)	(2,383,752)
Financing activities	$430,000	1,073,749

Cash provided by or used in our operating, investing and financing activities during the nine months ending March 31, 2010 is the result of the continuation of the change and growth of our core business after the April 2008 merger transaction.  The net decrease in cash used in operating activities of is due primarily to our net income in the nine month period ending March 31, 2010 compared to a net loss for the same period in 2009.  The net income for the 2010 period was primarily attributable to the cancellation of 1,635,000 shares of our common stock issued in payment of $620,810 for outsourced services, which payments were reported as a general and administrative expense in the last two quarters of our 2009 fiscal year ending June 30, 2009.   Changes in accounts payable contributed to a decrease in cash used by operating activities in 2010, as compared to 2009.   Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ending March 31, 2010, and we had to rely on private financing to cover operating expenses.

Net cash provided by our financing activities deceased for the period ending March 31, 2010.  The decrease in 2010 is attributed to the decrease in available financing during the 2010 period.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We believe that inflation has not had any material effect on our net sales and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have conducted a review Items 307 and 308(a) of Regulation S-K, and Rule 13a-15, as well as the Commission’s Final Rule “Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” in connection with the effectiveness of our Disclosure Controls and Procedures and Internal Controls over Financial Reporting as of the period ended March 31, 2010 and any remediation plans that have or will be initiated, as applicable.

Based on that evaluation and review, the Chief Executive Officer and Principal Accounting Officer concluded that, as the period ended March 31, 2010, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as the period ended March 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal controls over financial reporting were not effective as of the period ended March 31, 2010, based on criteria in Internal Control – Integrated Framework issued by the COSO.

For the period ended March 31, 2010, we identified certain material weaknesses of the effectiveness of our internal controls over financial reporting for which we are implementing remedial procedures, as follows:

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

To date, we have relied on funding from investors, our officers and directors, and our limited sales to fund operations.  Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, we intend to raise funds through private placements, public offerings or other financings to fund our future capital requirements, including the potential acquisition of Eraskh Winery, Ltd., the current single supplier of our products.  Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose us to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations, since we anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements going forward.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2010, the Company cancelled 1,635,000 shares issued for services totaling $620,810; issued 1,125,000 shares for the conversion of debt totaling $255,000; and received $50,000 under a stock purchase agreement under which a total of 2,500,000 shares were be issued to an accredited investor subsequent to September 30, 2009.

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

During the nine months ended March 31, 2010, the Company cancelled 22,932,309 shares issued for services totaling ($5,945,137); issued 1,125,000 shares for the conversion of debt totaling $255,000; and issued 5,961,539 shares for stock subscriptions totaling $110,000.

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

Date: May 24, 2010

By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: May 24, 2010

By:  /s/ Valerie Cordy
Valerie Cordy
Principal Accounting Officer