Form 10-K/A
period 2009-06-30
Marani Brands, Inc.
filed 2010-08-31
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the persons who are required to file the identified reports required by Section 16(a) of the Exchange Act during our fiscal year ended June 30, 2009 have filed such reports.

Item 10.         Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our top three highest paid executive officers:

Name	Principal Position	Year Ended	Salary $	Stock Awards		All Other Compensation	Total
Margrit Eyraud (1)	CEO	6-30-2009	45,000	2,085,652	(3)	156,294	2,286,964
Ani Kevorkian	CFO	6-30-2009	177,000	-0-		12,144	189,144
Ara Zartarian (2)	CEO/COO	6-30-2009	178,000	-0-		16,008	194,008

Margrit Eyraud	CEO	6-30-2008	45,000	-0-		3,036	48,036
Ani Kevorkian	CFO	6-30-2008	44,250	-0-		3,036	47,286
Ara Zartarian	COO	6-30-2008	44,250	-0-		4,002	48,502

Narrative Disclosure

Principal Position

Margrit Eyraud served as the Company’s CEO from April 2008 to October 1, 2008, and, as of August 1, 2009, currently serves as the Company’s CEO.

Ara Zartarian served as the Company’s CEO from October 1, 2008 to August 1, 2009.

Year Ended

The Company’s 2009 Fiscal Year covers the period from July 1, 2008 to June 30, 2009.  Ani Kevorkian and Ara Zartarian were employed by the Company for all of the 2009 Fiscal Year; Margrit Eyraud was employed by the Company from July 1, 2008 to October 1, 2008 during the Company’s 2009 Fiscal Year.

The Company’s 2008 Fiscal Year covers the period from July 1, 2008 to June 30, 2008.  Margrit Eyraud ,Ani Kevorkian and Ara Zartarian were employed by the Company from April 7, 2008 (closing of reverse merger transactions) to June 30, 2008.

Salary

Salaries for the Fiscal Year ended June 30, 2009 are based upon the entire 2009 Fiscal Year for Ani Kevorkian and Ara Zartarian, and the period from July 1, 2008 to October 1, 2008 during the Company’s 2009 Fiscal Year for Margrit Eyraud

Stock Awards
Computation of Stock Awards to Margrit Eyraud is based on fair value of (i) 3,913,044 shares of common stock issued December 2008, upon her cashless exercise of options to purchase 5,000,000 shares of common stock in accordance with her Severance Agreement of October 1, 2008, and (ii) 1,125,000 shares issued June 30, 2009, in exchange for the cancellation of accrued severance payments in the amount of $255,000, that had been accelerated by reason of the Company’s default in payment pursuant to the terms of Ms. Eyraud’s October 1, 2008 Severance Agreement with the Company.  Fair value determined as set forth in Note 3 –Stock Based Compensation- to financial statements.

All Other Compensation

2009 fiscal Year

Margrit Eyraud (July 1, 2008 to October 1, 2008)

Medical Insurance	$4,344
Auto Allowance	$1,950
Severance Payment	$150,000
Total	$156,294

Ani Kevorkian

Medical Insurance	$4,344
Auto Allowance	$7,800
Total	$12,144

Ara Zartarian

Medical Insurance	$8,208
Auto Allowance	$7,800
Total	$16,008

2009 Fiscal Year

Margrit Eyraud (April 7, 2008 to June 30, 2008)

Medical Insurance	$1,086
Auto Allowance	$1,950
Total	$3,036

Ani Kevorkian (April 7, 2008 to June 30, 2008)

Medical Insurance	$1,086
Auto Allowance	$1,950
Total	$3,036

Ara Zartarian (April 7, 2008 to June 30, 2008)

Medical Insurance	$2,052
Auto Allowance	$1,950
Total	$4,002

Stock Awards

Computation of Stock Awards to Margrit Eyraud is based on fair value of (i) 3,913,044 shares of common stock issued December 2008, upon her cashless exercise of options to purchase 5,000,000 shares of common stock in accordance with her Severance Agreement of October 1, 2008, and (ii) 1,125,000 shares issued June 30, 2009, in exchange for the cancellation of accrued severance payments in the amount of $255,000, that had been accelerated by reason of the Company’s default in payment pursuant to the terms of Ms. Eyraud’s October 1, 2008 Severance Agreement with the Company.  Fair value determined as set forth in Note 3 –Stock Based Compensation- to financial statements.

Margrit Eyraud Employment Agreement (2008)

Marani Spirits ("MSI") and Ms. Eyraud were parties to an Employment Agreement dated as of January 1, 2008, pursuant to which Ms. Eyraud was employed as the Chairman and Chief Executive Officer of Marani Spirits. Effective upon the consummation of the Merger on April 7, 2008, Marani Spirits assigned the Employment Agreement to the Company and the Company assumed the Employment Agreement and the obligations of MSI thereunder. Immediately upon such assignment and assumption, the Employment Agreement was amended and restated as a new employment agreement between the Company and Ms. Eyraud.  The amended Employment Agreement provides that Ms. Eyraud shall serve as the Chairman, President and Chief Executive Officer of the Company for a period ending on December 31, 2010, subject to automatic annual extensions on each anniversary date of the amended agreement, unless either the Company or Ms. Eyraud elects for the term not to extend, based upon written notice to the other party given no later than sixty (60) days prior to said anniversary date. The agreement provides for an annual salary of $180,000, with an annual increase equal to the greater of (x) five percent (5%) and (y) the percentage increase in the consumer price index for the Los Angeles, California for each twelve (12) month period ended December 31. Ms. Eyraud is also entitled to earn an annual incentive bonus equal to 1% of the Company's "Net Sales" (as defined in the amended agreement); provided that such annual incentive bonus cannot exceed one hundred percent (100%) of Ms. Eyraud's salary during the first two (2) years of the employment term and two hundred percent (200%) of her salary thereafter. The amended Employment Agreement also provides for a grant to Ms. Eyraud of options to purchase 5,000,000 shares of the Company's common stock at an option exercise price of $0.25 per share. One-third of the options vests and become exercisable on the first anniversary of the agreement and the remaining options vest and become exercisable on a monthly basis, ratably over the remaining two (2) years of the employment term. The amended agreement provides that Ms. Eyraud is to receive all health, medical, insurance and pension benefits that the Company provides to senior executives as a group. Under the amended agreement, Mr. Eyraud is to be reimbursed for all reasonable and necessary business expenses and the Company pays up to $650 each per month for the lease of an automobile for Ms. Eyraud together with the related insurance and operation expenses associated with the business use of the automobile. Ms. Eyraud's employment under the Eyraud Employment Agreement is terminable by the Company upon Ms. Eyraud's death, disability or for "Cause" (as defined in the amended agreement). Ms. Eyraud may terminate her employment under the amended Employment Agreement for "Good Reason" (as defined in the amended agreement). If Ms. Eyraud's employment is terminated by the Company without Cause or Ms. Eyraud terminates her employment for Good Reason, she is entitled to receive her salary and incentive bonus for the remainder of the employment term, the Company is obligated to maintain the health, insurance and other benefits provided to Ms. Eyraud during the employment term and all of Ms. Eyraud's options become fully vested and exercisable.

Margrit Eyraud Severance Agreement (2008)

On October 1, 2008, Margit Eyraud notified the Company of her intent to resign as Chief Executive Officer and President of the Company, effective October 1, 2008, while remaining Chairman of the Board of Directors. Ms. Eyraud served as Chief Executive Officer and President of the Company under an Employment Agreement, the term of which expires December 31, 2010. Contemporaneous with her resignation as reported above, the Company and Ms. Eyraud have agreed to an early expiration of the Employment Agreement, and agreed to a severance package in connection with that early expiration. Under the terms of the severance package Ms. Eyraud was to receive a cash payment of four hundred five thousand dollars ($405,000), payable by the Company as follows:

•	One hundred fifty thousand dollars ($150,000) on October 1, 2008;

•	Seventy five thousand dollars ($75,000) on January 30, 2009;

•	Seventy five thousand dollars ($75,000) on March 31, 2009; and

•	One hundred five thousand dollars ($105,000) on June 30, 2009

In addition:

•	The Company agreed to pay all unreimbursed business expenses, upon submission by Ms. Eyraud;

•	Continuation of Ms. Eyraud’s health and life insurance coverage until December 31, 2010 at levels in place as of September 15, 2008;

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

Margrit Eyraud Employment Agreement (2009)

On August 1, 2009, Ms. Eyraud and the Company entered into an Employment Agreement, in connection with the reappointment of Ms. Eyraud as CEO and President of the Company as of that date.  The Employment Agreement provides for a four-year employment term and an initial base salary of $180,000 per annum, subject to upward adjustment annually based on the consumer price index.  Under the Employment Agreement, the Board of Directors of the Company is to consider and propose to Ms. Eyraud a bonus compensation arrangement which will provide for an incentive bonus payable to Ms. Eyraud based upon the attainment by the Company of mutually agreeable criteria.

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

Ara Zartarian Employment Agreement (2008)

Marani Spirits ("MSI") and Mr. Zartarian were parties to an Employment Agreement dated as of January 1, 2008, pursuant to which Mr. Zartarian was employed as the President of Marani Spirits. Effective upon the consummation of the Merger on April 7, 2008, Marani Spirits assigned the Employment Agreement to the Company and the Company assumed the Employment Agreement and the obligations of MSI thereunder. Immediately upon such assignment and assumption, the Employment Agreement was amended and restated as a new employment agreement between the Company and Mr. Zartarian. The amended Employment Agreement provides that Mr. Zartarian shall serve as the Executive Vice President and Chief Financial Officer of the Company for a period ending on December 31, 2010, subject to automatic annual extensions on each anniversary date of the amended agreement, unless either the Company or Mr. Zartarian elects for the term not to extend, based upon written notice to the other party given no later than sixty (60) days prior to said anniversary date. The agreement provides for an annual salary of $178,000, with an annual increase equal to the greater of (x) five percent (5%) and (y) the percentage increase in the consumer price index for the Los Angeles, California for each twelve (12) month period ended December 31. Mr. Zartarian is also entitled to earn an annual incentive bonus equal to 1% of the Company's "Net Sales" (as defined in the amended agreement); provided that such annual incentive bonus cannot exceed one hundred percent (100%) of Mr. Zartarian's salary during the first two (2) years of the employment term and two hundred percent (200%) of his salary thereafter. The amended agreement also provides for a grant to Mr. Zartarian of options to purchase 5,000,000 shares of the Company's common stock at an option exercise price of $0.25 per share. One-third of the options vests and become exercisable on the first anniversary of the amended Employment Agreement and the remaining options vest and become exercisable on a monthly basis, ratably over the remaining two (2) years of the employment term. The amended agreement provides that Mr. Zartarian is to receive all health, medical, insurance and pension benefits that the Company provides to senior executives as a group. Under the amended agreement, Mr. Zartarian is to be reimbursed for all reasonable and necessary business expenses and the Company pays up to $650 each per month for the lease of an automobile for Mr. Zartarian together with the related insurance and operation expenses associated with the business use of the automobile. Mr. Zartarian's employment under the amended Employment Agreement is terminable by the Company upon Mr. Zartarian's death, disability or for "Cause" (as defined in the amended agreement). Mr. Zartarian may terminate his employment under the amended agreement for "Good Reason" (as defined in the amended agreement). If Mr. Zartarian's employment is terminated by the Company without Cause or Mr. Zartarian terminates his employment for Good Reason, he is entitled to receive his salary and incentive bonus for the remainder of the employment term, the Company is obligated to maintain the health, insurance and other benefits provided to Mr. Zartarian during the employment term and all of Mr. Zartarian's options become fully vested and exercisable.

Ani Kevorkian Employment Agreement (2008)

Marani Spirits ("MSI") and Ms. Kevorkian were parties to an Employment Agreement dated as of January 1, 2008, pursuant to which Ms. Kevorkian was employed as the Chief Operating Officer and Chief Financial Officer of MSI. Effective upon the consummation of the Merger on April 7, 2008, MSI assigned the employment agreement to the Company and the Company assumed the agreement and the obligations of MSI thereunder. Immediately upon such assignment and assumption, the Employment Agreement was amended and restated as a new employment agreement between the Company and Ms. Kevorkian. The amended Employment Agreement provides that Ms. Kevorkian shall serve as the Executive Vice President and Chief Financial Officer of the Company for a period ending on December 31, 2010, subject to automatic annual extensions on each anniversary date of the amended agreement, unless either the Company or Ms. Kevorkian elects for the term not to extend, based upon written notice to the other party given no later than sixty (60) days prior to said anniversary date. The amended agreement provides for an annual salary of $177,000, with an annual increase equal to the greater of (x) five percent (5%) and (y) the percentage increase in the consumer price index for the Los Angeles, California for each twelve (12) month period ended December 31. Ms. Kevorkian is also entitled to earn an annual incentive bonus equal to 1% of the Company's "Net Sales" (as defined in the amended Employment Agreement); provided that such annual incentive bonus cannot exceed one hundred percent (100%) of Ms. Kevorkian's salary during the first two (2) years of the employment term and two hundred percent (200%) of her salary thereafter. The amended agreement also provides for a grant to Ms. Kevorkian of options to purchase 5,000,000 shares of the Company's common stock at an option exercise price of $0.25 per share. One-third of the options vests and become exercisable on the first anniversary of the amended Employment Agreement and the remaining options vest and become exercisable on a monthly basis, ratably over the remaining two (2) years of the employment term. The amended agreement provides that Ms. Kevorkian is to receive all health, medical, insurance and pension benefits that the Company provides to senior executives as a group. Under the amended Employment Agreement, Ms. Eyraud is to be reimbursed for all reasonable and necessary business expenses and the Company pays up to $650 each per month for the lease of an automobile for Ms. Kevorkian together with the related insurance and operation expenses associated with the business use of the automobile. Ms. Kevorkian's employment under the amended Employment Agreement is terminable by the Company upon Ms. Kevorkian's death, disability or for "Cause" (as defined in the amended agreement). Ms. Kevorkian may terminate her employment under the amended agreement for "Good Reason" (as defined in the amended agreement). If Ms. Kevorkian's employment is terminated by the Company without Cause or Ms. Kevorkian terminates her employment for Good Reason, she is entitled to receive her salary and incentive bonus for the remainder of the employment term, the Company is obligated to maintain the health, insurance and other benefits provided to Ms. Kevorkian during the employment term and all of Ms. Kevorkian's options become fully vested and exercisable.

Compensation of Directors

The Board of Directors of the Company consists of the three officers disclosed in the above Executive Compensation Table.  The named officers do not receive additional compensation for service as a director.

Compensation Practices and Policies – Risk Management

The Company’s compensation practices and policies for its employees are not reasonably likely to have a material adverse effect on the Company.

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

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	40,333,330	(2)	21.35	% (4)
Common	Julius Baer Multistock SICAV 69 Route d’Esch Luxembourg 2520 Investor	37,400,000	(3)	14	%(5)
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	18,203,340	(2)	9.89	% (4)
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605 Officer and Director	10,843,330	(2)	5.89	% (4)

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

(2)	Includes Common Stock shares issued in connection with merger April 2008.

(3)	37,400,000 shares includes warrants for 14,000,000 shares of common stock.

(4)	Percentage calculated based on 188,901,796 shares of common stock consisting of 183,901,796 issued and outstanding shares plus 5,000,000 shares issuable upon the exercise of options.

(5)	Percentage calculated based on 197,901,796 shares of common stock consisting of 183,901,796 shares issued and outstanding, plus 14,000,000 shares issuable upon the exercise of warrants.

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (3)

Common	Margrit Eyraud c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	40,333,330	(2)	21.35%
Common	Ani Kevorkian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	18,203,340	(3)	9.89%
Common	Ara Zartarian c/o 13152 Raymer Street, Suite 1A North Hollywood, CA 91605	10,843,330	(3)	5.89%
Total		69,380,000		36.72%

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

Item 13.          Exhibits

Exhibit Number	DESCRIPTION
2.1	Agreement and Plan of Merger dated April 4, 2008 (as executed), filed herewith.
3.1	Articles of Incorporation of Elli Tsab, Inc. filed July 31, 2001, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.
3.2
Certificate of Amendment of Articles of Incorporation filed April 15, 2004, changing name to Patient Data Corporation, filed with the SEC on April 14, 2008 in our Form 8-K, incorporated herein by reference.

3.3
Certificate of Amendment of Articles of Incorporation filed January 13, 2005, changing name to Fit for Business International, Inc., filed with the SEC on May 4, 2005 in our Form SB-2 registration statement, incorporated herein by reference.

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
10.6
Amendment to Exclusive Distribution Agreement with Eraskh Winery Ltd., dated November 13, 2007, filed with the SEC as Exhibit 10.6 to original filing of this Form 10-K on October 13, 2009, incorporated herein by reference

10.7	Letter of Intent to Purchase Eraskh Winery Ltd., dated December 15, 2007, filed with the SEC as Exhibit 10.6 to original filing of this Form 10-K on October 13, 2009, incorporated herein by reference
10.8	Employment Agreement for Margrit Eyraud, dated August 1, 2009, filed herewith.
10.9	Severance Agreement for Margrit Eyraud, filed herewith
10.10	Promissory Note to Lopes, filed herewith
10.11	Promissory Note to Grigolla filed herewith
10.12	Searchlight Loan Documents filed herewith
10.13	SBA Loan filed herewith
10.14	Continental Consulting Agreement filed herewith
10.15	July 28, 2009 Promissory Note, filed herewith
10.16	Purell Partners Consulting Agreement filed with the SEC on April 14, 2008 as Exhibit 10.7 in our Form 8-K, incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a), filed herewith
31.2	Certification of PAO, Rules 13a-14(a) & 15d-14(a) filed herewith
32.1	Certifications of CEO, 18 U.S.C. Sec. 1350, filed herewith
32.2	Certifications of PAO, 18 U.S.C. Sec. 1350, filed herewith
99.1	Current Report on Form 8-K, re: Management Changes, as filed with the SEC on August 10, 2009, incorporated herein by reference

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
Date: August 30, 2010

By: /s/ Margrit Eyraud
Director

By: /s/ Ani Kevorkian
Ani Kevorkian
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

August 30, 2010

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

Marani Brands Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, it has come to the Company's attention that Purell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purell was not a registered broker-dealer, the various agreements between Purell and the Company (including the Consulting Agreement) relating to Purell raising financing for the Company are voidable. The Company has requested its transfer agent to cancel the 21,297,309 common shares (issued May 30, 2008 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purell pursuant to this agreement.

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