Form 10-Q/A
period 2009-12-31
Marani Brands, Inc.
filed 2010-08-31
CIK 1312623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed financial statements of Marani Brands, Inc. included herein have been prepared in accordance with the instructions to quarterly reports for a smaller reporting company, as defined in Exchange Act Rule 12b-2, on Form 10-Q/A pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in Marani Brands, Inc.'s Annual Report on Form 10-K/A for the year ended June 30, 2009.

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

In addition, it has come to the Company's attention that Purell is not a registered broker-dealer and therefore was not legally permitted to provide certain of the services set forth in a Consulting Agreement. In particular, since Purell was not a registered broker-dealer, the various agreements between Purell and the Company (including the Consulting Agreement) relating to Purell raising financing for the Company are voidable. In December 2009, the Company cancelled 21,297,309 shares of common stock (issued May 30, 2008 valued at $.25) and 10,000,000 (issued October 1, 2007 at $.10) warrants issued to Purell pursuant to the Consulting Agreement.

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

General and Administrative

Included in our general and administrative expenses are payroll for employees, travel for market development and financing activities, compensation for our restructured executive management, accounts payable and accrued expenses. The significant decrease in total general and administrative expenses is primarily the result of the December 2009 cancellation of 21,297,309 shares of common stock, issued May 30, 2008 to Purell Partners as compensation for financing activities, resulting in a $5,324,327 reduction in general and administrative expense for the six months ended December 31, 2009.Total general and administrative expenses are expected to increase in the following quarters as we continue to build the Company's infrastructure to expand our business.

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

Information About Our Cash Flows for the Three Month Period Ending December 31, 2009 and 2008

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

Date: August 30, 2010

By: /s/ Margrit Eyraud
Margrit Eyraud
Chief Executive Officer, President
Director

Date: August 30, 2010

By:  /s/  Valerie Cordy
Valerie Cordy
Principal Accounting Officer